Form 10-Q
period 1996-06-30
AXIA INC
filed 1996-08-12
CIK 12635

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR QUARTER ENDED JUNE 30, 1996              COMMISSION FILE NO. 33-78922
                                                                      --------


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                           ------------------------


                               AXIA INCORPORATED
            (Exact name of Registrant as specified in its charter)

DELAWARE                                                            13-3205251
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


  100 WEST 22ND STREET, SUITE 134, LOMBARD, ILLINOIS 60148    (630) 629-3360
  --------------------------------------------------------------------------
         (Address and telephone number of principal executive offices)


                           ------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes    X                                    No
               -------                                    -------

                           ------------------------

                 Title of each class of Registered Securities

                11% SERIES B SENIOR SUBORDINATED NOTES DUE 2001

         GUARANTEE OF 11% SERIES B SENIOR SUBORDINATED NOTES DUE 2001

                                    PART I
Item 1.  Financial Statements

                      AXIA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                             (Dollars in thousands)

                                                  June 30,      December 31,
                                                    1996           1995
                                                 -----------   -------------
                                                 (Unaudited)
ASSETS
- - ------
CURRENT ASSETS:
 Cash and cash equivalents                        $    962       $     45
 Accounts receivable, net                           11,870         12,357
 Inventories                                         9,172          9,314
 Prepaid income taxes and other current assets       2,412          1,971
 Deferred income tax benefits                        2,938          3,325
                                                  --------       --------
       Total Current Assets                       $ 27,354       $ 27,012
                                                  --------       --------

PLANT AND EQUIPMENT, AT COST:
 Land                                             $    521       $    521
 Buildings and improvements                          6,557          6,617
 Machinery and equipment                            22,865         22,218
 Equipment leased to others                          5,388          4,174
                                                  --------       --------
                                                  $ 35,331       $ 33,530
 Less: Accumulated depreciation                      9,570          7,491
                                                  --------       --------
       Net Plant and Equipment                    $ 25,761       $ 26,039
                                                  --------       --------

OTHER ASSETS:
 Goodwill, net                                    $ 35,157       $ 35,631
 Intangible assets, net                                525            721
 Deferred charges, net                              12,072         12,893
 Investment in affiliate                               900            900
 Other assets                                           82             92
                                                  --------       --------
       Total Other Assets                         $ 48,736       $ 50,237
                                                  --------       --------

TOTAL ASSETS                                      $101,851       $103,288
                                                  ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
- - ------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt             $  5,678       $  6,650
 Accounts payable                                    4,273          4,137
 Accrued liabilities                                 8,629          9,316
 Accrued income taxes                                  157            159
                                                  --------       --------
       Total Current Liabilities                  $ 18,737       $ 20,262
                                                  --------       --------

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities          $ 40,867       $ 43,507
 Other non-current liabilities                      11,073         11,025
 Deferred income taxes                               2,620          2,666
                                                  --------       --------
       Total Non-Current Liabilities              $ 54,560       $ 57,198
                                                  --------       --------

STOCKHOLDER'S EQUITY:
 Common stock ($.01 par value; 100 shares
  authorized, issued and outstanding)             $      -       $     -
 Additional paid-in capital                         16,723         16,723
 Retained earnings                                  11,488          8,533
 Additional minimum pension liability                  (54)           (54)
 Cumulative translation adjustment                     397            626
                                                  --------       --------
       Total Stockholder's Equity                 $ 28,554       $ 25,828
                                                  --------       --------

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                             $101,851       $103,288
                                                  ========       ========

     The accompanying Notes to the Unaudited Interim Consolidated Financial
           Statements are an integral part of these balance sheets.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                            (Dollars in thousands)



                                                             April, 1, 1996                                 April 1, 1995
                                                                   to                                            to
                                                             June 30, 1996                                  June 30, 1995
                                                             --------------                                 -------------
                                                              (Unaudited)                                    (Unaudited)

    Net sales                                                   $19,852                                        $20,588
    Net Rentals                                                   6,016                                          5,453
                                                                -------                                        -------

NET REVENUES                                                    $25,868                                        $26,041

    Cost of sales                                                12,819                                         14,199
    Cost of rentals                                               2,327                                          2,313
    Selling, general and administrative expenses                  5,990                                          6,207
                                                                -------                                        -------

INCOME FROM OPERATIONS                                          $ 4,732                                        $ 3,322

    Interest expense                                              1,427                                          1,725
    Other expense, net                                               49                                              7
                                                                -------                                        -------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM               $ 3,256                                        $ 1,590

    Provision for income taxes                                    1,396                                            733
                                                                -------                                        -------

INCOME BEFORE EXTRAORDINARY ITEM                                $ 1,860                                        $   857

EXTRAORDINARY ITEM:
    Loss on early extinguishment of debt,
     net of income taxes of $410 (See Note 2)                   $   614                                        $    -
                                                                -------                                        -------


NET INCOME                                                      $ 1,246                                        $   857
                                                                =======                                        =======

                         The accompanying Notes to the Unaudited Interim Consolidated Financial Statements
                                             are an integral part of these statements.

                                                                 2

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                            (Dollars in thousands)



                                                           January 1, 1996                                January 1, 1995
                                                                   to                                             to
                                                             June 30, 1996                                  June 30, 1995
                                                             -------------                                  -------------
                                                              (Unaudited)                                    (Unaudited)

    Net sales                                                   $42,609                                        $40,600
    Net rentals                                                  11,880                                         10,849
                                                                -------                                        -------

NET REVENUES                                                    $54,489                                        $51,449

    Cost of sales                                                27,929                                         27,296
    Cost of rentals                                               4,670                                          4,436
    Selling, general and administrative expenses                 12,695                                         12,368
                                                                -------                                        -------

INCOME FROM OPERATIONS                                          $ 9,195                                        $ 7,349

    Interest expense                                              2,870                                          3,461
    Other expense, net                                               59                                             92
                                                                -------                                        -------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM               $ 6,266                                        $ 3,796

    Provision for income taxes                                    2,697                                          1,753
                                                                -------                                        -------

INCOME BEFORE EXTRAORDINARY ITEM:                                 3,569                                          2,043

EXTRAORDINARY ITEM
    Loss on early extinguishment of debt,
     net of income taxes of $410 (See Note 2)                       614                                             -
                                                                -------                                        -------

NET INCOME                                                      $ 2,955                                        $ 2,043
                                                                =======                                        =======

                         The accompanying Notes to the Unaudited Interim Consolidated Financial Statements
                                             are an integral part of these statements.

                                                                 3

                       AXIA INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
             FOR THE PERIODS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                             (Dollars in thousands)



                                                                       Additional                  Minimum     Cumulative
                                                       Common Stock     Paid-in      Retained      Pension     Translation
                                                        Par Value       Capital      Earnings     Liability    Adjustments
                                                       ------------   -----------    --------     ---------    -----------
BALANCE, DECEMBER 31, 1994                                  $  -         $16,848      $ 3,644      $   -        $ 304

   Net income                                                  -              -         2,043          -            -
   Cumulative translation adjustment                           -              -            -           -          516
   Other                                                       -            (124)          -           -            -
                                                           -----         -------      -------      -----        -----
BALANCE, JUNE 30, 1995 (unaudited)                         $   -         $16,724      $ 5,687      $   -        $ 820
                                                           =====         =======      =======      =====        =====

BALANCE, DECEMBER 31, 1995                                 $   -         $16,723      $ 8,533      $ (54)       $ 626

    Net income                                                 -              -         2,955          -
    Cumulative translation adjustment                          -              -            -           -         (229)
                                                           -----         -------      -------      -----        -----

BALANCE, JUNE 30, 1996 (unaudited)                         $   -         $16,723      $11,488      $ (54)       $ 397
                                                           =====         =======      =======      =====        =====


                         The accompanying Notes to the Unaudited Interim Consolidated Financial Statements
                                             are an integral part of these statements.

                                                                 4

                       AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                             (Dollars in thousands)




                                                                        January 1, 1996                  January 1, 1995
                                                                              to                               to
                                                                         June 30, 1996                    June 30, 1995
                                                                        ---------------                  ---------------
                                                                          (Unaudited)                      (Unaudited)
                                                                           $   2,955                          $ 2,043
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
      Depreciation and amortization                                            3,392                            3,214
      Extraordinary item - writeoff of capitalized financing costs             1,024                               -
      Deferred income tax provision (benefit)                                    341                              536
      Loss (gain) on disposal of fixed assets                                    (15)                              (6)
      Provision for losses on accounts receivable                                541                              372
      Provision for obsolescence of inventories                                   59                              (56)
      Credit to pension expense                                                 (137)                              -
      Changes in assets and liabilities:
         Accounts receivable                                                    (219)                            (435)
         Inventories                                                             (30)                            (107)
         Accounts payable                                                        183                             (249)
         Accrued liabilities                                                    (630)                          (1,211)
         Other current assets                                                    294                              295
         Income taxes payable                                                   (734)                            (893)
         Other non-current assets                                                 86                             (253)
         Other non-current liabilities                                            48                             (107)
                                                                            --------                          -------
   Net Cash Provided by Operating Activities                               $   7,158                          $ 3,143


CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash used for capital expenditures                                    $  (2,029)                         $(2,137)
     Proceeds from sale of fixed assets                                           13                               53
                                                                            --------                          -------
   Net Cash (Used in) Investing Activities                                    (2,016)                         $(2,084)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in Revolving Credit Loan                                 $   2,900                          $ 3,000
     Payments of other long-term debt                                        (31,612)                          (4,583)
     Proceeds from other long-term debt                                       25,000                               -
     Payments of deferred financing costs                                       (478)                              -
     Other equity transactions                                                     4                             (112)
                                                                            --------                          -------
   Net Cash (Used in) Financing Activities                                 $  (4,186)                         $(1,695)


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    $     (39)                         $    42
                                                                            --------                          -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       $     917                          $  (594)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  45                              872
                                                                            --------                          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     962                          $   278
                                                                            ========                          =======


                         The accompanying Notes to the Unaudited Interim Consolidated Financial Statements
                                             are an integral part of these statements.

                                                                 5

                       AXIA INCORPORATED AND SUBSIDIARIES
                  NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 JUNE 30, 1996


NOTE 1  ORGANIZATION AND PRESENTATION

  On March 15, 1994, AXIA Incorporated (the "Predecessor Company") was acquired as part of a merger with a newly-formed company (the "Transaction"), Axia Acquisition Corp. ("Acquisition"), a Delaware corporation, with the surviving corporation continuing under the name AXIA Incorporated (the "Company", including reference to the Predecessor Company where appropriate). Acquisition was formed solely for the purpose of merging into the Company. Acquisition was incorporated on January 13, 1994, and issued 100 shares of its $.01 par value common stock to AXIA Holdings Corp. ("Holdings") on March 1, 1994. Other than the stock issuance, Acquisition had no activity until its concurrent contribution from Holdings and its merger with Predecessor Company on March 15, 1994. Due to the substantial change in controlling interest in the Company, the Company reflected a complete change in its accounting basis of its assets and liabilities from Predecessor Company historical cost to estimated fair value as of March 15, 1994, which resulted in the recognition of $37.4 million in goodwill at the acquisition date.

  Accounting policies used in the preparation of the unaudited interim consolidated financial statements are consistent with the accounting polices described in the Notes to the Consolidated Financial Statements for the year ended December 31, 1995. In the opinion of management, the interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995 and the accompanying notes thereto in the Company's Annual Report on Form 10-K filed under the Securities Exchange Act of 1934.


NOTE 2  REFINANCING

  On June 27, 1996, the Company and its domestic subsidiaries, Ames Taping Tool Systems, Inc., ("ATTS"), and TapeTech Tool Co., Inc., ("TapeTech"), entered into a new bank credit agreement (the "Bank Credit Agreement") which replaced its then existing bank financing. The Company borrowed $25,000,000 on a new term loan and $3,500,000 of $15,000,000 available on the revolving credit loan. The proceeds of this borrowing plus cash on hand paid off the outstanding amounts of the previous bank financing. The Company recorded a pre-tax charge of $1,024,000 representing the writeoff of unamortized deferred loan costs. This charge, net of tax, is reflected as an extraordinary item in the accompanying Consolidated Statements of Income for the three and six month periods ended June 30, 1996.

  The Bank Credit Agreement effectively reduced the interest rate of the Company's bank debt by 1.25% to 1.50% and provided the ability to repurchase and extinguish Subordinated Notes equal to $4.0 million plus additional amounts based on free cash flow as defined. Term loan maturities were extended to December 31, 2000. (See Note 4.)

NOTE 3  INVENTORIES

  Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The cost elements included in inventories are material, labor and factory overhead.

  Inventories consist of the following (in thousands):

                         June 30, 1996       December 31, 1995
                         -------------       -----------------
       Raw materials         $4,784                $5,108
       Work in process        1,069                   935
       Finished goods         3,319                 3,271
                             ------                ------
        Total inventories    $9,172                $9,314
                             ======                ======

NOTE 4  LONG-TERM DEBT

  Long-term debt, inclusive of capital lease obligations which are not material, consists of the following (in thousands):

                                         June 30, 1996   December 31, 1995
                                         --------------  ------------------

     11.00% Senior Subordinated Notes       $18,250             $18,150
     Bank Term Loan                          25,000              31,620
     Revolving Credit Loan                    2,900                   -
     Other                                      395                 387
                                            -------             -------
        Total Debt                          $46,545             $50,157
      Less Current Maturities                (5,678)             (6,650)
                                            -------             -------
        Total Long-Term Debt                $40,867             $43,507
                                            =======             =======

  The Senior Subordinated Notes above are stated net of unamortized discounts of $1,250,000 and $1,350,000 at June 30, 1996, and December 31, 1995, respectively.

  Current maturities of long-term debt as of June 30, 1996 consisted of the following (in thousands):

                  Scheduled Payment
                         Date         Amount
                  ------------------  ------
     Term Loan    September 30, 1996   1,389
     Term Loan     December 31, 1996   1,389
     Term Loan        March 31, 1997   1,389
     Term Loan         June 30, 1997   1,389
     Other                   Various     122
                                       -----
       Total Current Maturities       $5,678
                                      ======

BANK CREDIT AGREEMENT

  On June 27, 1996, as part of a refinancing (see Note 2) of its bank debt, the Company, ATTS, and TapeTech entered into the Bank Credit Agreement which included a term loan ("Term Loan") with an original principal amount of $25,000,000 and a non-amortizing revolving credit loan ("Revolving Credit Loan") of up to $15,000,000, including up to $1,000,000 of letters of credit.

  The proceeds from the Bank Credit Agreement of an initial borrowing of $3.5 million under the Revolving Credit Loan and $25.0 million in the Term Loan, and $1.4 million in cash on hand, were used to prepay the then existent term loan, revolving credit loan, interest and other fees outstanding at the refinancing date. An additional $.5 million in deferred transaction costs were incurred and will be amortized over the life of the Bank Credit Agreement, which terminates December 31, 2000.

  Under the Bank Credit Agreement, the loans may, at the option of the Company, be either Base Rate borrowings Eurodollar borrowings or a combination thereof. Base Rate borrowings bear interest at the prime rate or the Federal Funds Rate plus 1.00%, whichever is higher, and Eurodollar borrowings bear interest at a rate of LIBOR plus 1.50%. In certain events defined in the agreement, the Eurodollar borrowing interest rate may be increased to LIBOR plus 1.75%. The Company pays a fee of .38% per annum on the unused balance of the line of credit. The Company can repay any borrowings at any time without penalty. The weighted average interest rates on all amounts outstanding under the Bank Credit Agreement as of July 1, 1996 was 7.08%. Substantially all of the assets of the Company, ATTS, and TapeTech act as collateral under the Bank Credit Agreement.

  The Term Loan has scheduled maturities which begin on September 30, 1996, of $1,389,000 quarterly, maturing with a final payment of $1,387,000 on December 31, 2000. The Revolving Credit Loan terminates on December 31, 2000. Interest payments are generally due quarterly. The Company is required to prepay portions of the Term Loan in the event of a major asset sale, as defined in the Bank Credit Agreement.


11.00% SENIOR SUBORDINATED NOTES

  The Senior Subordinated Notes were issued pursuant to a trust indenture (the "Indenture") between the Company, certain guarantors and a trustee bank and were sold to a group of private investors as part of the Transaction (see Note 1). Interest on the notes is payable semi-annually and the notes mature on March 15, 2001. The notes may be redeemed, at the Company's option, in full or in part on or after March 15, 1997, at a decreasing premium rate beginning at 104.4% on March 15, 1997. A change of control of the Company, as defined, would require the Company to offer to redeem all notes at 101% premium.

  In July 1994, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Senior Subordinated Notes under the Securities Act of 1933. The Notes are guaranteed by the Company's domestic subsidiaries. (See Note 6 for further information regarding these guarantees.)

  In February 1995, the Company repurchased and extinguished $1,500,000 in face amount of its Senior Subordinated Notes for $1,346,000 plus accrued interest.


RESTRICTIVE LOAN COVENANTS

  The Bank Credit Agreement and the Indenture contain certain covenants which, among other things and all as defined in the applicable agreement, require the Company to maintain (a) a minimum net worth of $25.0 million as of June 30, 1996 (increasing to $45.0 million by December 31, 1999), (b) a minimum current ratio of 1.3 to 1.0, (c) a minimum rolling four-quarter Consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), as defined, of $16,500,000 at June 30, 1996 (increasing to $22,000,000 by December 31, 1999),
(d) a Consolidated Funded Debt, as defined, to Consolidated EBITDA return of
3.00 to 1.00 at June 30, 1996 (increasing to 2.50 to 1.00 at December 31, 1999,
(e) a Consolidated Total Liabilities, as defined, to Consolidated Net Worth, as defined, ratio of 3.25 to 1.00 at June 30, 1996 (increasing to 2.25 to 1.00 at December 31, 1999, and (f) a Consolidated EBITDA to Consolidated Fixed Charges, as defined, ratio of 1.75 to
1.00 at June 30, 1996 (increasing to 2.00 to 1.00 at December 31, 1999).

  In addition, the Company may not create or incur certain types of additional debt or liens, declare dividends except as specified in the Bank Credit Agreement, or make capital expenditures or other restricted payments, as defined, during the term of the agreements in excess of varying amounts.

  The Company was in compliance with its loan covenants as of June 30, 1996.


NOTE 5  CAPITAL STOCK

  The Company has 100 shares of common stock, par value $.01 per share, authorized, issued and outstanding, all of which are owned by Holdings.


NOTE 6  SUBSIDIARY GUARANTEES

  The Company's payment obligations under the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees") by Ames Taping Tool Systems, Inc. and TapeTech Tool Co., Inc., each a wholly-owned subsidiary of the Company and each a "Guarantor." These subsidiaries, together with the operating divisions of the Company, represent all of the operations of the Company conducted in the United States. The remaining subsidiaries of the Company are foreign subsidiaries. Upon the sale of substantially all of its assets, Mid America Machine Corp. ("MAMCO") was released as a Guarantor in 1995.

  The Company's payment obligations under the Indenture are fully and unconditionally guaranteed on a joint and several basis by the Company and each Guarantor; the obligations of each Guarantor under its Subsidiary Guarantee are subordinated to all senior indebtedness of such Guarantor, including the Company's borrowings under the Bank Credit Agreement.

  With the intent that the Subsidiary Guarantees not constitute fraudulent transfers or conveyances under applicable state or federal law, the obligation of each Guarantor under its Subsidiary Guarantee is also limited to the maximum amount as will, after giving effect to such maximum amount and all other liabilities (contingent or otherwise) of such Guarantor that are relevant under such laws, and after giving effect to any rights to contribution of such Guarantor pursuant to any agreement providing for an equitable contribution among such Guarantor and other affiliates of the Company of payments made by guarantees by such parties, result in the obligations of such Guarantor in respect of such maximum amount not constituting a fraudulent conveyance.

  The following consolidating condensed financial data illustrates the composition of the combined Guarantors. Management believes separate complete financial statements of the respective Guarantors would not provide additional material information which would be useful in assessing the financial composition of the Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above. Though each Guarantor is a borrower under the Bank Credit Agreement, the Company's borrowings have not been allocated to the Guarantors as such allocation, in the opinion of Management, would not be meaningful.

  Investments in subsidiaries are accounted for by the parent on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                          CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1996
                            (Dollars in thousands)
                                  (Unaudited)


                                                   Parent
                                                   and its     Guarantor    Non-guarantor                  Consolidated
                                                  Divisions   Subsidiaries  Subsidiaries    Eliminations      Totals
                                                  ---------   ------------  ------------   -------------   ------------
ASSETS
- - ------
CURRENT ASSETS:
  Cash and cash equivalents                         $  (361)       $   655        $  668        $              $    962
  Accounts receivable, net                            5,724          4,149         2,822            (825)        11,870
  Inventories                                         6,212          1,431         2,020            (491)         9,172
  Prepaid income taxes and other current assets       2,165            125           122               -          2,412
  Deferred income tax benefits                        2,938              -             -               -          2,938
                                                    -------        -------        ------        --------       --------
      Total Current Assets                          $16,678        $ 6,360        $5,632        $ (1,316)      $ 27,354
                                                    -------        -------        ------        --------       --------

PLANT AND EQUIPMENT, AT COST:
  Land                                              $   521        $     -        $    -        $      -       $    521
  Buildings and improvements                          6,269             18           270               -          6,557
  Machinery and equipment                            22,221            445           199               -         22,865
  Equipment leased to others                          5,337             38            13               -          5,388
                                                    -------        -------        ------        --------       --------
                                                    $34,348        $   501        $  482        $      -       $ 35,331
  Less: Accumulated depreciation                      9,130            272           168               -          9,570
                                                    -------        -------        ------        --------       --------
    Net Plant and Equipment                         $25,218        $   229        $  314        $      -       $ 25,761
                                                    -------        -------        ------        --------       --------

OTHER ASSETS:
  Goodwill, net                                     $32,464        $ 2,677        $   16        $      -       $ 35,157
  Intangible assets, net                                445             80             -               -            525
  Deferred charges, net                              11,162            902             8               -         12,072
  Investment in wholly-owned subsidiaries            12,512              -             -         (12,512)             -
  Investment in affiliates                              900              -             -               -            900
  Other assets                                           82              -             -               -             82
                                                    -------        -------        ------        --------       --------
     Total Other Assets                             $57,565        $ 3,659        $   24        $(12,512)      $ 48,736
                                                    -------        -------        ------        --------       --------

TOTAL ASSETS                                        $99,461        $10,248        $5,970        $(13,828)      $101,851
                                                    =======        =======        ======        ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
- - ------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt              $ 5,642        $    36        $    -        $      -       $  5,678
  Accounts payable                                    3,532            434           997            (690)         4,273
  Accrued liabilities                                 7,528            448           790            (137)         8,629
  Accrued income taxes                                   27              -           130               -            157
  Advance account                                      (429)         1,121          (692)              -              -
                                                    -------        -------        ------        --------       --------
     Total Current Liabilities                      $16,300        $ 2,039        $1,225        $   (827)      $ 18,737
                                                    -------        -------        ------        --------       --------

NON-CURRENT LIABILITIES:
   Long-term debt, less current maturities          $40,820        $    47        $    -        $      -       $ 40,867
   Other non-current liabilities                     11,073              -             -               -         11,073
   Deferred income taxes                              2,620              -             -               -          2,620
                                                    -------        -------        ------        --------       --------
       Total Non-Current Liabilities                $54,513        $    47        $    -        $      -       $ 54,560
                                                    -------        -------        ------        --------       --------

STOCKHOLDER'S EQUITY:
   Common stock and
     additional paid-in capital                     $16,723        $ 5,098        $2,000        $ (7,098)      $ 16,723
   Retained earnings                                 11,979          3,064         2,348          (5,903)        11,488
   Additional minimum pension liability                 (54)             -             -               -            (54)
   Cumulative translation adjustment                      -              -           397               -            397
                                                    -------        -------        ------        --------       --------
      Total Stockholder's Equity                    $28,648        $ 8,162        $4,745        $(13,001)      $ 28,554
                                                    -------        -------        ------        --------       --------

TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                             $99,461        $10,248        $5,970        $(13,828)      $101,851
                                                    =======        =======        ======        ========       ========


                       CONSOLIDATING STATEMENT OF INCOME
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                            (Dollars in thousands)
                                  (Unaudited)

                                                   Parent
                                                  and its     Guarantor    Non-guarantor                 Consolidated
                                                 Divisions   Subsidiaries  Subsidiaries   Eliminations      Totals
                                                 ----------  ------------  -------------  -------------  ------------

 Net sales                                         $32,837        $ 6,239         $6,302       $(2,769)       $42,609
 Net rentals                                         6,538         11,414            456        (6,528)        11,880
                                                    ------         ------          -----        ------         ------

Net revenues                                       $39,375        $17,653         $6,758       $(9,297)       $54,489

 Cost of sales                                     $22,946        $ 3,780         $3,915       $(2,712)       $27,929
 Cost of rentals                                     1,479          9,423            296        (6,528)         4,670
 Selling, general and administrative expenses        7,662          3,299          1,734             -         12,695
                                                    ------         ------          -----        ------         ------

Income (loss) from operations                      $ 7,288        $ 1,151         $  813       $   (57)       $ 9,195

 Interest expense                                  $ 2,857        $     5         $    8       $     -        $ 2,870
 Intercompany interest expense (income)                (47)            47              -             -              -
 Other expense (income), net                          (951)            21             82           907             59
                                                    ------         ------          -----        ------         ------

Income (loss) before income taxes                  $ 5,429        $ 1,078         $  723       $  (964)       $ 6,266
  and extraordinary item

 Provision for income taxes                          1,803            473            421             -          2,697
                                                    ------         ------          -----        ------         ------

Income (loss) before extraordinary item            $ 3,626        $   605         $  302       $  (964)       $ 3,569
                                                    ======         ======          =====        ======         ======


                     CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                            (Dollars in thousands)
                                  (Unaudited)

                                                         Parent
                                                         and its      Guarantor    Non-guarantor               Consolidated
                                                        Divisions   Subsidiaries    Subsidiaries   Eliminations   Totals
                                                        ----------  -------------  --------------  ------------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES                     $  6,596           $454           $ 108       $ -       $  7,158

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for capital expenditures                     (1,978)           (45)             (6)        -         (2,029)
    Proceeds from sale of fixed assets                         13              -               -         -             13
                                                          -------            ---            ----        ---       -------
         Net Cash Used In Investing Activities           $ (1,965)          $(45)          $  (6)      $ -       $ (2,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in Revolving Credit Loan        2,900              -               -         -          2,900
    Payments of other long-term debt                      (31,612)             -               -         -        (31,612)
    Proceeds from other long-term debt                     25,000              -               -         -         25,000
    Payments of deferred financing costs                     (478)             -               -         -           (478)
    Net increase (decrease) in advance account                (11)            (8)             19         -              -
    Intercompany dividends                                    196              -            (196)        -              -
    Other equity transactions                                   3              -               1         -              4
                                                          -------            ---            ----        ---       -------
         Net Cash Provided by (Used In)
          Financing Activities                           $ (4,002)          $ (8)          $(176)      $ -       $ (4,186)

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                               -              -             (39)        -            (39)
                                                          -------            ---            ----        ---       -------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   $    629           $401           $(113)      $ -       $    917
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                        (990)           254             781       $ -             45
                                                          -------            ---            ----        ---       -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                          $   (361)          $655           $ 668       $ -       $    962
                                                          =======            ===            ====        ===       =======


                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1995
                            (Dollars in thousands)


                                                   Parent
                                                   and its     Guarantor    Non-guarantor                   Consolidated
                                                  Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                  ---------   ------------  --------------  -------------   ------------
ASSETS
- - ------
CURRENT ASSETS:
 Cash and cash equivalents                         $   (990)        $  254         $  781       $      -       $     45
 Accounts receivable, net                             6,410          3,973          3,012         (1,038)        12,357
 Inventories                                          6,286          1,347          2,113           (432)         9,314
 Prepaid income taxes and other current assets        1,738            131            102              -          1,971
 Deferred income tax benefits                         3,325              -              -              -          3,325
                                                   --------         ------         ------       --------       --------
  Total Current Assets                             $ 16,769         $5,705         $6,008       $ (1,470)      $ 27,012
                                                   --------         ------         ------       --------       --------

PLANT AND EQUIPMENT, AT COST:
 Land                                              $    521         $    -         $    -       $      -       $    521
 Buildings and improvements                           6,296             18            303              -          6,617
 Machinery and equipment                             21,591            405            222              -         22,218
 Equipment leased to others                           4,116             34             24              -          4,174
                                                   --------         ------         ------       --------       --------
                                                   $ 32,524         $  457         $  549       $      -       $ 33,530
 Less: Accumulated depreciation                       7,074            220            197              -          7,491
                                                   --------         ------         ------       --------       --------
  Net Plant and Equipment                          $ 25,450         $  237         $  352       $      -       $ 26,039
                                                   --------         ------         ------       --------       --------

OTHER ASSETS:
 Goodwill, net                                     $ 32,900         $2,713         $   18       $      -       $ 35,631
 Intangible assets, net                                 586            135              -              -            721
 Deferred charges, net                               12,004            882              7              -         12,893
 Investment in wholly-owned subsidiaries             11,801              -              -        (11,801)             -
 Investment in affiliates                               900              -              -              -            900
 Other assets                                            92              -              -              -             92
                                                   --------         ------         ------       --------       --------
  Total Other Assets                               $ 58,283         $3,730         $   25       $(11,801)      $ 50,237
                                                   --------         ------         ------       --------       --------


TOTAL ASSETS                                       $100,502         $9,672         $6,385       $(13,271)      $103,288
                                                   ========         ======         ======       ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
- - ------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt              $  6,618         $   32         $    -       $      -       $  6,650
 Accounts payable                                     3,323            346          1,062           (594)         4,137
 Accrued liabilities                                  8,197            557          1,006           (444)         9,316
 Accrued income taxes                                     1              -            158              -            159
 Advance account                                       (418)         1,129           (711)             -              -
                                                   --------         ------         ------       --------       --------
  Total Current Liabilities                        $ 17,721         $2,064         $1,515       $ (1,038)      $ 20,262
                                                   --------         ------         ------       --------       --------


NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities           $ 43,456         $   51         $    -       $      -       $ 43,507
 Other non-current liabilities                       11,025              -              -              -         11,025
 Deferred income taxes                                2,666              -              -              -          2,666
                                                   --------         ------         ------       --------       --------
  Total Non-Current Liabilities                    $ 57,147         $   51         $    -       $      -       $ 57,198
                                                   --------         ------         ------       --------       --------

STOCKHOLDER'S EQUITY:
 Common stock and
  additional paid-in capital                       $ 16,723         $5,098         $2,000       $ (7,098)      $ 16,723
 Retained earnings                                    8,965          2,459          2,244         (5,135)         8,533
 Additional minimum pension liability                   (54)             -              -              -            (54)
 Cumulative translation adjustment                        -              -            626              -            626
                                                   --------         ------         ------       --------       --------
  Total Stockholder's Equity                       $ 25,634         $7,557         $4,870       $(12,233)      $ 25,828
                                                   --------         ------         ------       --------       --------

TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                            $100,502         $9,672         $6,385       $(13,271)      $103,288
                                                   ========         ======         ======       ========       ========



                       CONSOLIDATING STATEMENT OF INCOME
                    FOR THE SIX MONTHS ENDED JUNE 30, 1995
                            (Dollars in thousands)
                                  (Unaudited)

                                                   Parent
                                                  and its      Guarantor    Non-guarantor                 Consolidated
                                                 Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                 ---------   ------------   -------------  ------------   ------------

    Net sales                                      $30,334        $ 6,123     $7,072         $(2,929)        $40,600
    Net rentals                                      5,899         10,351        481          (5,882)         10,849
                                                   -------        -------     ------          ------         -------

Net revenues                                       $36,233        $16,474     $7,553         $(8,811)        $51,449

    Cost of Sales                                  $22,463        $ 3,511     $4,253         $(2,931)        $27,296
    Cost of rentals                                  1,648          8,433        237          (5,882)          4,436
    Selling, general and administrative expenses     7,433          2,987      1,948               -          12,368
                                                   -------        -------      -----         -------         -------

Income from operations                             $ 4,689        $ 1,543     $1,115         $     2         $ 7,349

    Interest expense                                 3,445              4         12               -           3,461
    Intercompany interest expense (income)             (84)            84          -               -               -
    Other expense (income), net                     (1,469)            (4)       229           1,336              92
                                                   -------        -------     ------         -------         -------

Income (loss) before income taxes                  $ 2,797        $ 1,459     $  874         $(1,334)        $ 3,796

    Provision for income taxes                         756            662        335               -           1,753
                                                   -------        -------     ------         -------         -------

Net income (loss)                                  $ 2,041        $   797     $  539         $(1,334)        $ 2,043
                                                   =======        =======     ======         =======         =======


                     CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1995
                            (Dollars in thousands)
                                  (Unaudited)

                                                  Parent
                                                  and its     Guarantor     Non-guarantor   Consolidated  Consolidated
                                                 Divisions   Subsidiaries    Subsidiaries   Eliminations     Totals
                                                 ---------   ------------   -------------   ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES               $ 1,759        $   333      $ 1,051       $    -          $ 3,143

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for capital expenditures              (1,971)          (135)        (31)                        (2,137)
    Proceeds from sale of fixed assets                  15             38           -              -              53
                                                   -------        -------      ------        -------         -------
         Net Cash Used in Investing Activities     $(1,956)       $   (97)     $  (31)       $     -         $(2,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in Revolving Credit Loan            3,000              -           -              -           3,000
    Payments of other long-term debt                (4,662)            79           -              -          (4,583)
    Dividends received from (paid by) subsidiaries     821              -        (821)             -               -
    Net increase (decrease) in advance account         544           (466)        (78)             -               -
    Other equity transactions                         (152)            27          13              -            (112)
                                                   -------        -------      ------        -------         -------
         Net Cash Provided by (Used in)
          Financing Activities                     $  (449)       $  (360)     $ (886)       $     -         $(1,695)

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                        -              -          42              -              42
                                                   -------        -------      ------        -------         -------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                 $  (646)       $  (124)     $  176        $     -         $  (594)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                   69            481         322              -             872
                                                   -------        -------      ------        -------         -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                    $  (577)       $   357      $  498        $     -         $   278
                                                   =======        =======      ======        =======         =======

                       CONSOLIDATING STATEMENT OF INCOME
                   FOR THE THREE MONTHS ENDED JUNE 30, 1996
                            (Dollars in thousands)
                                  (Unaudited)



                                                   Parent
                                                  and its     Guarantor    Non-guarantor                 Consolidated
                                                 Divisions   Subsidiaries  Subsidiaries   Eliminations      Totals
                                                 ----------  ------------  -------------  -------------  ------------

    Net sales                                      $15,053         $3,287         $2,997       $(1,485)       $19,852
    Net rentals                                      3,281          5,791            221        (3,277)         6,016
                                                   -------         ------         ------       -------        -------

Net revenues                                       $18,334         $9,078         $3,218       $(4,762)       $25,868

    Cost of sales                                  $10,413         $2,003         $1,888       $(1,485)       $12,819
    Cost of rentals                                    765          4,695            144        (3,277)         2,327
    Selling, general and administrative expenses     3,554          1,525            911             -          5,990
                                                   -------         ------         ------       -------        -------

Income (loss) from operations                      $ 3,602         $  855         $  275       $     -        $ 4,732

    Interest expense                                 1,423              3              1             -          1,427
    Intercompany interest expense (income)             (21)            21              -             -              -
    Other expense (income), net                       (520)            15             33           521             49
                                                   -------         ------         ------       -------        -------

Income (loss) before income taxes and              $ 2,720         $  816         $  241       $  (521)       $ 3,256
    extraordinary item

    Provision for income taxes                         860            355            181             -          1,396
                                                   -------         ------         ------       -------        -------

Income (loss) before extraordinary item            $ 1,860         $  461         $   60       $  (521)       $ 1,860
                                                   =======         ======         ======       =======        =======



                       CONSOLIDATING STATEMENT OF INCOME
                   FOR THE THREE MONTHS ENDED JUNE 30, 1995
                            (Dollars in thousands)
                                  (Unaudited)



                                                   Parent
                                                  and its      Guarantor    Non-guarantor                 Consolidated
                                                 Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                 ----------  -------------  -------------  -------------  ------------

    Net sales                                      $14,611         $3,280          $4,043       $(1,346)       $20,588
    Net rentals                                      2,965          5,216             233        (2,961)         5,453
                                                   -------         ------          ------       -------        -------

Net revenues                                       $17,576         $8,496          $4,276       $(4,307)       $26,041

    Cost of sales                                  $11,285         $1,847          $2,446       $(1,379)       $14,199
    Cost of rentals                                    890          4,268             116        (2,961)         2,313
    Selling, general and administrative expenses     3,626          1,499           1,082             -          6,207
                                                   -------         ------          ------       -------        -------

Income (loss) from operations                      $ 1,775         $  882          $  632       $    33        $ 3,322

    Interest expense                                 1,713              5               7             -          1,725
    Intercompany interest expense (income)             (41)            41               -             -              -
    Other expense (income), net                       (930)           (12)             68           881              7
                                                   -------         ------          ------       -------        -------

Income (loss) before income taxes                  $ 1,033         $  848          $  557       $  (848)       $ 1,590

    Provision for income taxes                         209            360             164             -            733
                                                   -------         ------          ------       -------        -------

Net income (loss)                                  $   824         $  488          $  393       $  (848)       $   857
                                                   =======         ======          ======       =======        =======

Item 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   AXIA Incorporated (the "Company") is a manufacturer, marketer and distributor of a wide range of products used by craftsmen in the construction industry, by dishwasher manufacturers and by the packaging industry. The Company's operations consist of the Nestaway, Fischbein and Ames business units.

   The Nestaway division ("Nestaway") is a major producer of dishwasher racks primarily serving the premium quality dishwasher market and specializes in the custom design and manufacture of high volume bare and coated wire products. Nestaway's customers include major dishwasher manufacturers in the United States, including Maytag and Whirlpool. In addition, Nestaway manufactures dish drainers for Rubbermaid, storage systems for Heller Designs and stainless steel basket products for medical applications.

   The Fischbein division ("Fischbein business unit") manufactures and distributes a broad line of equipment used for closing bags and for material storage and handling purposes. The Fischbein business unit is comprised of two businesses: bag closing equipment, which operates under the name Fischbein Company ("Fischbein"), and material handling equipment ("Flexible"). Fischbein is a manufacturer and distributor of sewing equipment for bag closing.
Fischbein also makes equipment for closing bags through gluing and heat transfer. Fischbein's machines are used worldwide in the food, chemical, agricultural and mineral industries. Flexible manufactures two product lines:
Nestainer, a nestable, portable storage rack system for warehouse storage and transportation of goods; and Nestaflex, portable, expanding, flexible conveyors which are sold primarily to retail chains and distribution centers. The bag making operations of Mid America Machine Corp. ("MAMCO") were discontinued in 1995 and MAMCO's assets were sold or licensed. MAMCO accounted for less than 1% of the Company's revenues in 1995.

   The Company's Ames business unit ("Ames") is composed of Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc., Ames Taping Tools of Canada Ltd. and the Ames division. Ames' primary business is the rental of automatic taping and finishing tool systems ("ATF") under the "Bazooka" (registered trademark) brand name to drywall finishing contractors primarily through 64 leased retail stores and 47 franchise locations located throughout the U.S. and Canada. Ames' systems are used by professional tradesmen to finish drywall joints prior to painting, wallpapering and other forms of final treatment. Professional tradesmen typically prefer to rent rather than purchase ATF tool systems because rental includes the service of maintaining the tools in good working condition and gives tradesmen the option to return the tools to Ames when they are no longer needed due to the completion of a job. Ames also sells other merchandise to the professional tradesman, including hand tools and drywall tape, through its company-operated stores.

   As discussed in "Liquidity and Capital Resources," the Company entered into a new bank credit agreement which lowers its interest rate, reduces interim scheduled term loan maturity payments and extends the final maturity date of its term loans. The Company wrote off $1,024,000 in unamortized deferred financing costs from its prior bank agreement which was recorded, net of tax, as an extraordinary item in its Consolidated Statements of Income. This charge has not been included in the discussion and summaries included herein.

   During the periods discussed below, except as noted, inflation and changing prices have not had, and are not expected to have, a material impact on the Company's net revenues or income from operations.

     The following Table 1 summarizes the Company's Consolidated Statements of Income, excluding an extraordinary item previously, for the three and six-month periods ended June 30, 1996 and June 30, 1995 (in thousands):

TABLE 1

                                                                     Summary of Income Statement
                                                                     ---------------------------

                                                        Three Months Ended                  Six Months Ended
                                                  June 30, 1996    June 30, 1995     June 30, 1996    June 30, 1995
                                                  -------------    -------------     -------------    -------------
Net revenues                                            $25,868          $26,041           $54,489          $51,449

Cost of revenues                                         15,146           16,512            32,599           31,732
      Selling, general and administrative
        expenses                                          5,990            6,207            12,695           12,368
                                                        -------          -------           -------          -------

Income from operations                                  $ 4,732          $ 3,322           $ 9,195          $ 7,349

Interest expense                                          1,427            1,725             2,870            3,461
Other expense (income), net                                  49                7                59               92
                                                        -------          -------           -------          -------

Income before income taxes and
      extraordinary item                                $ 3,256          $ 1,590           $ 6,266          $ 3,796
Provision for income taxes                                1,396              733             2,697            1,753
                                                        -------          -------           -------          -------

Income before extraordinary item                        $ 1,860          $   857           $ 3,569          $ 2,043
                                                        =======          =======           =======          =======


   The following Table 2 presents, for the periods indicated, certain items in the Company's Consolidated Statements of Income, excluding an extraordinary item, as a percentage of total net revenues for the three and six-month periods ended June 30, 1996 and June 30, 1995:


TABLE 2


                                                                     Percentage of Total Net Revenues
                                                                     --------------------------------

                                                        Three Months Ended                  Six Months Ended
                                                  June 30, 1996    June 30, 1995     June 30, 1996    June 30, 1995
                                                  -------------    -------------     -------------    -------------
Net Revenues............................................ 100.0%           100.0%            100.0%           100.0%

Costs and expenses
         Cost of revenues...............................  58.6             63.4              59.8             61.7
         Selling, general and
          administrative expenses.......................  23.2             23.9              23.3             24.0
         Interest expense...............................   5.5              6.6               5.3              6.7
         Other expense (income), net....................    .2                -                .2               .2
         Provision for income taxes.....................   5.3              2.8               4.9              3.4
                                                         -----            -----             -----            -----

Income before extraordinary item........................   7.2%             3.3%              6.5%             4.0%


    Table 3 below summarizes the revenues and income from operations for the three and six-month periods ended June 30, 1996 and June 30, 1995 by business unit (in thousands):


TABLE 3
                                      Three Months Ended               Six Months Ended
                                -----------------------------   -----------------------------
                                June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                -------------   -------------   -------------   -------------
Net revenues
  Nestaway                            $10,172         $ 9,694         $22,831         $20,290
  Fischbein                             6,394           8,148          13,507          14,647
  Ames                                  9,302           8,199          18,151          16,512
                                      -------         -------         -------         -------

Total net revenues                    $25,868         $26,041         $54,489         $51,449

Income from operations
  Nestaway                            $ 2,261         $ 1,479         $ 5,149         $ 3,893
  Fischbein                               589             933           1,275           1,520
  Ames                                  2,606           1,727           4,379           3,656
  Corporate and Eliminations             (724)           (817)         (1,608)         (1,720)
                                      -------         -------         -------         -------

Total income from operations          $ 4,732         $ 3,322         $ 9,195         $ 7,349



RESULTS OF OPERATIONS - YEAR-TO-DATE JUNE 30, 1996

AXIA Consolidated net revenues for the six-month period ended June 30, 1996, increased 5.9% to $54,489,000 from $51,449,000 in the comparable period in 1995. The increase was primarily the result of the increased sales of dish drainers at Nestaway and increased revenue from the rental of automatic taping tools and merchandise sales at the Ames business unit. The Company recorded revenues of $563,000 in 1995 from MAMCO which ceased operations in the second quarter of that year, and $775,000 in additional revenues in 1995 due to the elimination of a one-month reporting lag for Fischbein's European operations.

  Consolidated cost of revenues for the six-month period ended June 30, 1996, increased 2.7% to $32,599,000 from $31,732,000 in the comparable period in 1995. The growth in cost of revenues was attributable to increased revenue volumes. Profit margins improved due to price increases on selected products and a rental rate increase on rental tools. The Company recorded in 1996 a $107,000 refund for workers' compensation and general/product liability insurance. An additional $109,000 in insurance refunds were allocated to SG&A.

  Consolidated selling, general and administrative expenses ("SG&A") for the six-month period ended June 30, 1996, increased 2.6% to $12,695,000 from $12,368,000 in the comparable period in 1995. This was primarily attributable to expenses incurred to generate revenue growth.

  Interest expense for the six-month period ended June 30, 1996, decreased 17.1% to $2,870,000 from $3,461,000 in the comparable period in 1995. The decrease was the result of both a reduction in outstanding debt and lower interest rates on the Company's variable rate debt. The effects of the bank credit refinancing will be realized in future periods.

  Other expense was $59,000 for the six-month period ended June 30, 1996, compared to other expense of $92,000 in the comparable period in 1995.

  Income before income taxes (IBT) for the six-month period ended June 30, 1996, increased 65.1% to $6,266,000 from $3,796,000 in the comparable period in 1995. As discussed in the preceding paragraphs, this improvement was primarily the result of increased revenues.

  Income taxes for the period ended June 30, 1996, were 43.0% of IBT compared to 46.2% in the comparable period in 1995. The Company's effective tax rate decreased as a result of lower estimated state income taxes and the lessened effect of non-deductible expenses, primarily goodwill amortization.

  The following is an analysis of operating results for the Nestaway, Fischbein and Ames business units.

NESTAWAY Net revenues for the six-month period ended June 30, 1996, increased 12.5% to $22,831,000 from $20,290,000 in the comparable period in 1995. The revenue growth was primarily attributable to increased sales of dish drainers to Rubbermaid.

  Cost of revenues for the six-month period ended June 30, 1996, increased 7.0% to $15,997,000 from $14,945,000 in the comparable period in 1995. The increase was attributable to the above discussed revenue improvement. In 1995, Nestaway incurred non-recurring startup expenses for a new style dish drainer and the coating process for dish drainers.

  SG&A for the six-month period ended June 30, 1996, increased 16.0% to $1,685,000 from $1,452,000 in the comparable period in 1995. This increase was primarily the result of expenses incurred to broaden product offerings and increased professional services, including legal.

  As a result of the impact of the events reviewed in the preceding paragraphs, income from operations for the six-month period ended June 30, 1996, increased 32.3% to $5,149,000 from $3,893,000 in the comparable period in 1995.

FISCHBEIN Net revenues for the six-month period ended June 30, 1996, decreased 7.8% to $13,507,000 from $14,647,000 in the comparable period in 1995. This was primarily attributable to the Company eliminating a one-month reporting lag from the European bag closing operations which resulted in an additional $775,000 in revenue in the second quarter of 1995. The bag making operations of MAMCO were discontinued in 1995. This operation recorded revenues of $563,000 in the first six months of 1995. Changes in currency translation rates did not have a material impact on the Company's revenues or results from operations in comparison to the prior year period.

  Cost of revenues for the six-month period ended June 30, 1996 decreased 9.4% to $8,803,000 from $9,716,000 in the comparable period in 1995. The decrease was primarily attributable to the reduction in revenues.

  SG&A for the six-month period ended June 30, 1996 increased .5% to $3,429,000 from $3,411,000 in the comparable period in 1995. The increase was primarily attributable to increased advertising and other selling expenses incurred in the first quarter to generate volume growth.

  As a result of the impact of the events reviewed in the preceding paragraphs, income from operations for the six-month period ended June 30, 1996 decreased 16.1% to $1,275,000 from $1,520,000 in the comparable period in 1995.

AMES Net revenues for the six-month period ended June 30, 1996 increased
9.9% to $18,151,000 from $16,512,000 in the comparable period in 1995. Revenue growth was primarily attributable to an increase in merchandise sales through the Company-operated stores and the impact of a rental price increase. The price increase accounted for a 6.3% increase in revenues from the prior year.

  Cost of revenues for the six-month period ended June 30, 1996 increased 10.3% to $7,799,000 from $7,071,000 in the comparable period in 1995. Cost of revenues increased primarily due to increased merchandise sales and expenses incurred in the consolidation of two rental tool repair centers.

  SG&A for the six-month period ended June 30, 1996 increased 3.2% to $5,973,000 from $5,785,000 in the comparable period in 1995. SG&A expense growth was primarily attributable to increased bad debt expense and other expenses related to revenue growth.

  As a result of the impact of the events reviewed in the preceding paragraphs, income from operations for the six-month period ended June 30, 1996 increased 19.8% to $4,379,000 from $3,656,000 in the comparable period in 1995.


RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1996

AXIA Consolidated net revenues for the three-month period ended June 30, 1996, decreased .7% to $25,868,000 from $26,041,000 in the comparable period in 1995. The decrease was primarily the result of the discontinuance of supply contracts for KitchenAid and Frigidaire dishracks, the discontinuance of the bag making operations of MAMCO which contributed $526,000 in revenues in the second quarter of 1995, and the elimination of a one-month reporting lag at Fischbein's European operation which resulted in an additional $775,000 in the second quarter of 1995. Ames' revenues grew as a result of increased merchandise sales and a rental price increase.

  Consolidated cost of revenues for the three-month period ended June 30, 1996, decreased 8.3% to $15,146,000 from $16,512,000 in the comparable period in 1995. Profit margins improved due to price increases on selected products and a rental rate increase on rental tools. The Company recorded a $107,000 refund for workers' compensation and general/product liability insurance. An additional $109,000 in insurance refunds were allocated to SG&A as noted in the following paragraph.

  Consolidated selling, general and administrative expenses ("SG&A") for the three-month period ended June 30, 1996, decreased 3.5% to $5,990,000 from $6,207,000 in the comparable period in 1995. The Company recorded additional pension gains and a refund in general liability and workers' compensation insurance in 1996.

  Interest expense for the three-month period ended June 30, 1996, decreased 16.9% to $1,427,000 from $1,725,000 in the comparable period in 1995. The decrease was the result of both a reduction in outstanding debt and lower interest rates on the Company's variable rate debt.

  Other expense was $49,000 for the three-month period ended June 30, 1996, compared to other expense of $7,000 in the comparable period in 1995.

  Income before income taxes (IBT) for the three-month period ended June 30, 1996, increased 104.8% to $3,256,000 from $1,590,000 in the comparable period in 1995. As discussed in the preceding paragraphs, this improvement was primarily the result of increased revenues, price increases and product mix.

  Income taxes for the period ended June 30, 1996, were 42.9% of IBT compared to 46.1% in the comparable period in 1995. The Company's effective tax rate decreased as a result of lower estimated state income taxes and the lessened effect of non-deductible expenses, primarily goodwill amortization.


NESTAWAY Net revenues for the three-month period ended June 30, 1996, increased 4.9% to $10,172,000 from $9,694,000 in the comparable period in 1995. Revenue growth was primarily attributable to increased sales of dish drainers.

  Cost of revenues for the three-month period ended June 30, 1996, decreased 5.5% to $7,083,000 from $7,492,000 in the comparable period in 1995. The decrease was attributable to the insurance refund, and the non-recurrence of startup costs incurred in 1995 to institute the coating of dish drainers and a new style dish drainer.

  SG&A for the three-month period ended June 30, 1996, increased 14.5% to $828,000 from $723,000 in the comparable period in 1995. This increase was primarily the result of expenses incurred to broaden product offerings and increased professional services, including legal.

  As a result of the impact of the events reviewed in the preceding paragraphs, income from operations for the three-month period ended June 30, 1996, increased 52.9% to $2,261,000 from $1,479,000 in the comparable period in 1995.


FISCHBEIN Net revenues for the three-month period ended June 30, 1996, decreased 21.5% to $6,394,000 from $8,148,000 in the comparable period in 1995 due to the discontinuance of MAMCO which contributed $526,000 in revenues in the second quarter of 1995 and $775,000 in non-recurring revenues recorded in Europe in 1995 due to elimination of a one-month reporting lag.

  Cost of revenues for the three-month period ended June 30, 1996 decreased 23.5% to $4,100,000 from $5,360,000 in the comparable period in 1995. The decrease was primarily attributable to decreased revenues.

  SG&A for the three-month period ended June 30, 1996 decreased 8.1% to $1,705,000 from $1,855,000 in the comparable period in 1995. The decrease was primarily attributable to the revenue changes discussed above, including the elimination of a one-month reporting lag in Europe.

  As a result of the impact of the events reviewed in the preceding paragraphs, income from operations for the three-month period ended June 30, 1996 decreased 36.9% to $589,000 from $933,000 in the comparable period in 1995.

AMES Net revenues for the three-month period ended June 30, 1996 increased 13.5% to $9,302,000 from $8,199,000 in the comparable period in 1995. Revenue growth was primarily attributable to an increase in merchandise sales through the Company-operated stores and the impact of a rental price increase. The price increase accounted for a 6.8% increase in revenues from the prior year.

  Cost of revenues for the three-month period ended June 30, 1996 increased 8.3% to $3,963,000 from $3,660,000 in the comparable period in 1995. Cost of revenues increased primarily due to increased merchandise sales and royalties due to an increase in franchise locations.

  SG&A for the three-month period ended June 30, 1996 decreased 2.8% to $2,733,000 from $2,812,000 in the comparable period in 1995. SG&A expense declined due to reduced expenditures for professional services, and advertising, and the refund of insurance premiums.

  As a result of the impact of the events reviewed in the preceding paragraphs, income from operations for the three-month period ended June 30, 1996 increased 50.9% to $2,606,000 from $1,727,000 in the comparable period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

  The Company entered into a new bank credit agreement on June 27, 1996, which reduced the interest rate on its variable rate bank loans by 1.25 to 1.50%, depending on the maintaining of certain ratios and Subordinated Note repurchases and extinguish Subordinated Notes equal to $4.0 million plus additional amounts based on free cash flow as defined in the agreement. The agreement also provided the Company with the ability to repurchase and extinguish Subordinated Notes equal to $4.0 million plus additional amounts based on free cash flow as defined. The new loan agreement consists of a $25,000,000 term loan and up to $15,000,000 in available funds under a revolving credit loan. Less amounts outstanding on June 30, 1996, the Company had additional revolving credit availability of $11,117,000. The term loan matures in 18 equal quarterly installments of $1,389,000 beginning September 30, 1996, with the final payment due on December 31, 2000. This payment schedule results in an extended maturity date from the prior agreement (final payment scheduled for December 31, 1999) and reduces the scheduled quarterly term loan payments. Management believes that, in addition to reducing its interest costs, this financing provides better financial flexibility and will be sufficient to meet the Company's current expectations through the period of the agreement.

  The Company generated cash from operations of $7,158,000 for the six-month period ended June 30, 1996, compared to $3,143,000 for the six-month period ended June 30, 1995, and had cash on hand of $962,000.

  At June 30, 1996, the Company had working capital of $8,617,000 compared to working capital of $6,750,000 at December 31, 1995. Receivables have declined $487,000 and inventories $142,000 from December 31, 1995, principally as a result of the termination of dishrack supply agreements with two customers of Nestaway. Working capital, however, increased due to an increase in cash of $917,000 and a reduction in current maturities of long-term debt of $972,000.

  Capital expenditures for the six-month period ended June 30, 1996, were $2,029,000. Management believes its cash flow from operations, together with its revolving loan capacity, will be sufficient to meet its capital expenditure requirements for the remainder of 1996 and 1997.

  The Company's Nestaway division closed its dishwasher rack manufacturing plant in Beaver Dam, Kentucky, in December 1994. The plant had provided dishwasher racks to the General Electric Company's (GEC) Louisville, Kentucky plant since 1978 and GEC had advised Nestaway that it would not order dishracks from Nestaway in 1995. Whirlpool also indicated in 1994 that the KitchenAid lower racks currently supplied by Nestaway's Canal Winchester plant will be self-manufactured in 1996. Both GEC and Whirlpool have the capability of producing dishracks. In January 1995, the Company was advised by Frigidaire, a customer of Nestaway, of their decision to reenter the dishrack manufacturing business in 1996. The decisions of Whirlpool and Frigidaire began to adversely impact the Company's revenues and operating income beginning in the second quarter 1996.
In fiscal 1995, KitchenAid and Frigidaire accounted for a total of 11% of the Company's consolidated revenues. The Company will continue to manufacture components for Whirlpool.

  As a result of the loss of the KitchenAid business, the Company closed its Canal Winchester, Ohio, plant in June 1996 and has negotiated an exit to the lease effective August 1996. The lease had previously been scheduled to terminate on March 31, 1997. Nestaway also temporarily shut down its Clinton, North Carolina, plant in May 1996 as a result of the discontinuance of its supply relationship with Frigidaire. Unless the Company is able to replace this business, this facility will be permanently closed. The Company has remaining reserves as of June 30, 1996 of $1,360,000 for the closing of these facilities which Management believes is adequate. Management currently plans to maintain the Beaver Dam, Kentucky, plant to potentially consolidate any remaining business formerly manufactured at Clinton and Canal Winchester and to manufacture any customer requirements which cannot be fulfilled by either the McKenzie, Tennessee or Cleveland, Ohio plants.

  The only material environmental remedial obligation known to management is related to a Buffalo facility formerly operated by the Company's predecessor, Bliss & Laughlin Steel Co. The Company became aware of this environmental contingency in 1991. Prior to a preliminary remedial investigation of the site in 1993, management could not assess the potential remedial costs or the extent of the Company's liability. Consequently, in 1991 and 1992, the Company recorded special charges for the continuing legal and consulting expenses estimated to be necessary to determine the Company's potential liability. The initial remedial investigation report estimated the total cost to restore the site to be within a range of $1,101,000 to $4,928,000, plus or minus 50% of those costs. Accordingly, in 1993, the Company recorded an additional charge of $1,798,000 necessary to bring the recorded reserve up to the low end of the estimated range. A feasibility study completed in 1994 established a range of estimated total costs of $686,000 to $2,887,000, plus or minus 30% of those costs. The Company has established a reserve of $3,900,000 for remediation of this site. Remediation is not likely to commence prior to 1997 and the Company believes other entities may also be liable for a portion of these costs. In addition, the Company has notified the insurance companies it has identified as having provided coverage during the time period of the Company's ownership of the property. The initial response of those insurance companies has been to deny coverage for the liability costs. In a more recent communication, NYSDEC has expressed concern about the possible contamination of other properties adjacent to the site formerly owned by the Company. As this issue had not been previously raised, the extent to which such alleged pollution may, or may not, have occurred has not been investigated or characterized. The Company expects to utilize its revolving loan capacity, which the Company expects to maintain through new or amended credit agreements for the foreseeable future, to remediate the site. In the event that remediation costs are at the high end or exceed the current cost estimates and the Company is unable to recoup costs from other parties, the Company's payment of such remediation costs may have a material adverse effect on the Company's financial position. As another property adjoining the site has also been in the process of addressing concerns raised by NYSDEC, the Company has entered into discussions with parties responsible for that property in efforts to negotiate a joint remediation plan which would prove a more economical solution of both matters. (See also PART II Item 1. Legal Proceedings.)

  As discussed in Note 4 in the accompanying financial statements, the Bank Credit Agreement and the Indenture of AXIA Incorporated, issuer, governing the Notes, restrict the Company's ability to incur additional indebtedness. Management, based upon the budgets prepared by its business units, believes that its cash flow from operations and its revolving loan capacity will be sufficient to meet its operational requirements, loan maturities, and capital needs for 1996 and 1997.

  The Company was in compliance with all terms and restrictive covenants of its credit agreements as of June 30, 1996.

                         PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

  The Company is subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials. Except as discussed below, compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial condition or operating results.

  On February 25, 1991, the New York State Department of Environmental Conservation (the "NYSDEC") sent a notice letter to the Company alleging that it had documented the release and/or threatened release of "hazardous substances" and/or the presence of "hazardous wastes" at a property located in Buffalo, New York, formerly owned by Bliss and Laughlin Steel Company, a predecessor of the Company. The NYSDEC has determined that the Company, among others, may be a responsible party through its past ownership of the property. In the notice letter, the NYSDEC requested that the Company agree to enter into negotiations with the NYSDEC to execute a consent decree with respect to the financing by the Company of a remedial investigation, as well as a feasibility study for remedial action.

  The notice letter listed four other potentially responsible parties, each of whom received a similar letter from the NYSDEC. In addition, the Company has notified the insurance companies it has identified as having provided coverage during the period of the Company's ownership of the property. The initial response of those insurance companies has been to deny coverage for the liability costs.

  In 1994, a feasibility study prepared by environmental consultants engaged by the Company, estimated the costs of the most probable manner to remediate the site, exclusive of any possible remediation for adjacent properties referred to below, at $2.9 million, plus or minus 30%. The Company has established an accrual of $3.9 million for the costs of remediation. Remediation of the site is not expected to begin before 1997 and is dependent upon an agreement with the NYSDEC concerning the extent and method of remediation. As another property immediately adjoining the site has also been in the process of addressing concerns raised by NYSDEC, the Company has entered into discussions with parties responsible for said property in efforts to negotiate a joint remediation plan which would prove to be a more economical solution for both matters. In the event that remediation costs are at the high end or exceed the current cost estimates and the Company is unable to recoup costs from other parties, the Company's payment of such remediation costs may have a material adverse effect on the Company's financial position.

  In a more recent communication, NYSDEC has expressed concern about the possible contamination of other properties adjacent to the site formerly owned by the Company. As this issue had not been previously raised, the extent to which such alleged pollution may, or may not, have occurred has not been investigated or characterized.

  The Company and certain of its subsidiaries are currently involved in civil litigation relating to the conduct of their business. Except for the environmental matter discussed above, though the outcome of any particular lawsuit cannot be predicted with certainty, the Company believes that these matters, individually or in the aggregate, will not have a material adverse effect on its results of operations or financial condition.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

  The Company's Nestaway division closed its dishwasher rack manufacturing plant in Beaver Dam, Kentucky, in December 1994. The plant had provided dishwasher racks to the General Electric Company's (GEC) Louisville, Kentucky plant since 1978 and GEC had advised Nestaway that it would not order dishracks from Nestaway in 1995. Whirlpool indicated in 1994 that the KitchenAid lower racks currently supplied by Nestaway's Canal Winchester plant will be self-manufactured in 1996. Both GEC and Whirlpool have the capability of producing dishracks. In January 1995, the Company was advised by Frigidaire, a customer of Nestaway, of their decision to reenter the dishrack manufacturing business in 1996. The decisions of Whirlpool and Frigidaire began to adversely impact the Company's revenues and operating income beginning in the second quarter 1996.
In fiscal 1995, KitchenAid and Frigidaire accounted for a total of 11% of the Company's consolidated revenues. The Company will continue to manufacture components for Whirlpool.

  As a result of the loss of the KitchenAid business, the Company closed its Canal Winchester, Ohio, plant in the second quarter of 1996 and has negotiated an exit to the lease effective August 1996 on terms favorable to the Company. The lease had previously been scheduled to terminate March 31, 1997. Nestaway also temporarily shut down its Clinton, North Carolina, plant in the second quarter as a result of the discontinuance of its supply relationship with Frigidaire. Unless the Company is able to replace this business, this facility will be permanently closed. The Company has remaining reserves as of June 30, 1996 of $1,360,000 for the closing of these facilities which Management believes is adequate. Management currently plans to maintain the Beaver Dam, Kentucky, plant to potentially consolidate any remaining business formerly manufactured at Clinton and Canal Winchester and to manufacture any customer requirements which cannot be fulfilled by either the McKenzie, Tennessee or Cleveland, Ohio plants.

  On June 21, 1996, the corporate office of the Company relocated to 100 West 22nd Street, Suite 134, Lombard, Illinois 60148. The telephone and fax numbers are (630) 629-3360 and (630) 629-3361, respectively.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits


Exhibit
  No.                         Description
- - -------                       -----------
  3.1      Restated Certificate of Incorporation of AXIA Incorporated./(1)/

  3.2      By-Laws of AXIA Incorporated./(1)/

  3.3      Certificate of Incorporation of Ames Taping Tool Systems, Inc./(1)/

  3.4      By-Laws of Ames Taping Tool Systems, Inc./(1)/

  3.5      Articles of Incorporation of Mid America Machine Corp./(1)/

  3.6      By-Laws of Mid America Machine Corp./(1)/

  3.7      Certificate of Incorporation of TapeTech Tool Co., Inc./(1)/

  3.8      By-Laws of TapeTech Tool Co., Inc./(1)/


Item 6(a) continued

  4.1      AXIA Incorporated, Issuer, Ames Taping Tool Systems Inc., TapeTech
           Tool Co., Inc., Mid America Machine Corp., Guarantors, Series A and
           Series B 11% Series Subordinated Notes Due 2001, Indenture, dated as of March 15, 1994./(1)/

  4.2      Purchase Agreement 21,000 Units Consisting of $21,000,000 Principal
           Amount of 11% Subordinated Notes due 2001 of AXIA Incorporated and
           63,000 Shares of Class A Common Stock of Axia Holdings Corp., March
           15, 1994./(1)/

  4.3 A/B Exchange Registration Rights Agreement, dated as of March 15, 1994 by, and among, AXIA Incorporated, Ames Taping Tool Systems, Inc.,
           TapeTech Tool Co., Inc., Mid America Machine Corp., and Each of the
           Purchasers Listed on the Signature Pages of the Purchasers
           Agreement./(1)/

  4.6      Guarantee of Existing Notes./(1)/

  4.7      Guarantee of Exchange Notes./(1)/

  4.7.1    Release of Guarantee Mid America Machine Corp./(4)/

  10.1     AXIA Management Agreement, dated as of March 15, 1994 by, and among,
           AXIA Incorporated and Cortec Capital Corporation./(2)/

  10.3     Industrial Lease and Sublease between Harold Stebelton, Robert
           Stebelton, and Rita Stebelton, as Landlord, and Canal Metal Products
           Company as Sublandlord, and AXIA Incorporated, as Tenant, dated as of March 12, 1987./(2)/

  10.4 Lease Agreement between G.L. Building Company and AXIA Incorporated executed as of January 8, 1993./(2)/

  10.5     Form of Employee Bonus Agreement./(2)/

  10.6     Form of Stock Option Agreement./(2)/

  10.7     Form of the Stock Purchase Agreement./(2)/

  10.8     Form of Employment and Non-competition Agreement./(2)/

  10.9     Agreement between Nestaway Division of AXIA Incorporated and Maytag
           Corporation dated November 1, 1990 and First Amendment to Agreement dated April 6, 1993./(2)/

  10.10    Exec-U-Care Medical Reimbursement Insurance./(2)/

  10.11    Key Employee Posthumous Salary Continuation Plan./(2)/

  10.12    AXIA Incorporated Management Incentive Compensation Plan/(2)/

  10.15    Purchasing Partnering Agreement between Maytag-Jackson Dishwash
           Products and Nestaway, Division of AXIA Incorporated, dated November
           15, 1995./(4)/

  10.16    Loan agreement dated as of June 27, 1996 among AXIA Incorporated,
           Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc., as Borrower, the Lenders named herein as Lenders and American National Bank and Trust Company of Chicago as Agent and Lender.


Item 6(a) continued
  23.1     Consent of Kaye, Scholer, Fierman, Hays & Handler (included in Exhibit
           5.1)./(3)/

  23.2     Consent of Arthur Andersen LLP/(4)/

  99.1     Form of Letter of Transmittal./(2)/

  99.2     Form of Notice of Guaranteed Delivery./(2)/

(b)     Reports on Form 8-K.

        None.



/(1)/ Previously filed as an exhibit to Registration Statement No. 33-78922 filed with the Securities and Exchange Commission on May 13, 1994.

/(2)/ Previously filed as an exhibit to Amendment No. 1 to Registration
      Statement No. 33-78922 filed with the Securities and Exchange Commission on May 24, 1994.

/(3)/ Previously filed as an exhibit to Amendment No. 2 to Registration
      Statement No. 33-78922 filed with the Securities and Exchange Commission on June 30, 1994.

/(4)/ Previously filed as an exhibit to the Company's Form 10-K for the period ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996.

                                  SIGNATURES


     Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AXIA INCORPORATED



Date: August 12, 1996               /s/  Lyle J. Feye
                                    -----------------------------------
                                    Lyle J. Feye
                                    Vice President Finance, Treasurer,
                                    Chief Financial Officer