Form 10-Q
period 1996-09-30
AXIA INC
filed 1996-11-13
CIK 12635

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR QUARTER ENDED SEPTEMBER 30, 1996     COMMISSION FILE NO. 33-78922
                                                                     --------


  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                           -------------------------


                               AXIA INCORPORATED
            (Exact name of Registrant as specified in its charter)

DELAWARE                                                       13-3205251
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)


   100 WEST 22ND STREET, SUITE 134, LOMBARD, ILLINOIS 60148   (630) 629-3360
   -------------------------------------------------------------------------
         (Address and telephone number of principal executive offices)


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

              Yes    X                                    No _______
                  -------

                           ------------------------

                 Title of each class of Registered Securities

                11% SERIES B SENIOR SUBORDINATED NOTES DUE 2001

         GUARANTEE OF 11% SERIES B SENIOR SUBORDINATED NOTES DUE 2001

                                    PART I
  Item 1.  Financial Statements

                      AXIA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                            (Dollars in thousands)

                                                              September 30,  December 31,
                                                                 1996           1995
                                                              -------------  ------------
                                                               (Unaudited)
  ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                $    578       $     45
     Accounts receivable, net                                   12,554         12,357
     Inventories                                                 9,248          9,314
     Prepaid income taxes and other current assets               1,708          1,971
     Deferred income tax benefits                                2,874          3,325
                                                              --------       --------
           Total Current Assets                               $ 26,962       $ 27,012
                                                              --------       --------

   PLANT AND EQUIPMENT, AT COST:
     Land                                                     $    521       $    521
     Buildings and improvements                                  6,496          6,617
     Machinery and equipment                                    22,658         22,218
     Equipment leased to others                                  6,186          4,174
                                                              --------       --------
                                                              $ 35,861       $ 33,530
     Less: Accumulated depreciation                             10,351          7,491
                                                              --------       --------
           Net Plant and Equipment                            $ 25,510       $ 26,039
                                                              --------       --------

  OTHER ASSETS:
     Goodwill, net                                            $ 34,909       $ 35,631
     Intangible assets, net                                        417            721
     Deferred charges, net                                      12,126         12,893
     Investment in affiliate                                       900            900
     Other assets                                                   80             92
                                                              --------       --------
        Total Other Assets                                    $ 48,432       $ 50,237
                                                              --------       --------

  TOTAL ASSETS                                                $100,904       $103,288
                                                              ========       ========

  LIABILITIES AND STOCKHOLDER'S EQUITY
  CURRENT LIABILITIES:
     Current maturities of long-term debt                     $  5,672       $  6,650
     Accounts payable                                            3,975          4,137
     Accrued liabilities                                         8,186          9,316
     Accrued income taxes                                          394            159
                                                              --------       --------
        Total Current Liabilities                             $ 18,227       $ 20,262
                                                              --------       --------

  NON-CURRENT LIABILITIES:
     Long-term debt, less current maturities                  $ 39,099       $ 43,507
     Other non-current liabilities                              10,910         11,025
     Deferred income taxes                                       2,612          2,666
                                                              --------       --------
        Total Non-Current Liabilities                         $ 52,621       $ 57,198
                                                              --------       --------

  STOCKHOLDER'S EQUITY:
     Common stock ($.01 par value; 100 shares
       authorized, issued and outstanding)                      $      -   $          -
     Additional paid-in capital                                 16,723         16,723
     Retained earnings                                          13,038          8,533
     Additional minimum pension liability                          (54)           (54)
     Cumulative translation adjustment                             349            626
                                                              --------       --------
        Total Stockholder's Equity                            $ 30,056       $ 25,828
                                                              --------       --------

  TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                     $100,904       $103,288
                                                              ========       ========

    The accompanying Notes to the Unaudited Interim Consolidated Financial
           Statements are an integral part of these balance sheets.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                            (Dollars in thousands)



                                                  July 1, 1996             July 1, 1995
                                                       to                       to
                                               September 30, 1996       September 30, 1995
                                               ------------------       ------------------
                                                   (Unaudited)              (Unaudited)

     Net sales                                       $18,680                  $20,343
     Net rentals                                       6,415                    5,668
                                                     -------                  -------

   NET REVENUES                                      $25,095                  $26,011

     Cost of sales                                    12,784                   13,891
     Cost of rentals                                   2,381                    2,919
     Selling, general and administrative expenses      5,842                    5,905
                                                     -------                  -------

  INCOME FROM OPERATIONS                             $ 4,088                  $ 3,296

     Interest expense                                  1,177                    1,615
     Other expense, net                                   (8)                    (123)
                                                     --------                 -------

  INCOME BEFORE INCOME TAXES                         $ 2,919                  $ 1,804

     Provision for income taxes                        1,369                      779
                                                     -------                  -------


  NET INCOME                                         $ 1,550                  $ 1,025
                                                     =======                  =======

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                            (Dollars in thousands)


                                                          January 1, 1996     January 1, 1995
                                                                 to                  to
                                                         September 30, 1996  September 30, 1995
                                                         ------------------  ------------------
                                                             (Unaudited)        (Unaudited)


     Net sales                                                 $61,289             $60,943
     Net rentals                                                18,295              16,517
                                                               -------             -------

  NET REVENUES                                                 $79,584             $77,460

     Cost of sales                                              40,713              41,187
     Cost of rentals                                             7,051               7,355
     Selling, general and administrative expenses               18,537              18,273
                                                               -------             -------

  INCOME FROM OPERATIONS                                       $13,283             $10,645

     Interest expense                                            4,047               5,076
     Other expense, net                                             51                 (31)
                                                               -------             -------

  INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM            $ 9,185             $ 5,600

     Provision for income taxes                                  4,066               2,532
                                                               -------             -------

  INCOME BEFORE EXTRAORDINARY ITEM                               5,119               3,068

  EXTRAORDINARY ITEM:
     Loss on early extinguishment of debt,
     net of income taxes of $410 (See Note 2)                      614                   -
                                                               -------             -------

  NET INCOME                                                   $ 4,505             $ 3,068
                                                               =======             =======


    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
        FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                            (Dollars in thousands)




                                                         Additional              Minimum     Cumulative
                                           Common Stock    Paid-in    Retained   Pension    Translation
                                            Par Value      Capital    Earnings  Liability   Adjustments
                                           ------------  -----------  --------  ----------  ------------


  BALANCE, DECEMBER 31, 1994               $     -           $16,848   $ 3,644       $  -          $ 304

     Net income                                  -                 -     3,068          -              -
     Cumulative translation adjustment           -                 -         -          -            471
     Other                                       -              (124)        -          -              -
                                           ------------      -------   -------       -----         -----

  BALANCE, SEPTEMBER 30, 1995 (unaudited)  $     -           $16,724   $ 6,712       $  -          $ 775
                                           ============      =======   =======       =====         =====

  BALANCE, DECEMBER 31, 1995                     -           $16,723   $ 8,533       $ (54)        $ 626

     Net income                                  -                 -     4,505          -              -
     Cumulative translation adjustment           -                 -         -          -           (277)
                                           ------------      -------   -------       -----         -----

  BALANCE, SEPTEMBER 30, 1996 (unaudited)        -           $16,723   $13,038       $ (54)        $ 349
                                           ============      =======   =======       =====         =====



    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                            (Dollars in thousands)


                                                                          January 1, 1996      January 1, 1995
                                                                                to                   to
                                                                        September 30, 1996   September 30, 1995
                                                                        -------------------  -------------------
                                                                            (Unaudited)          (Unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $  4,505              $ 3,068
     Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                                5,115                5,068
        Extraordinary item - writeoff of capitalized financing costs                 1,024                    -
        Deferred income tax provision (benefit)                                        397                  488
        Loss (gain) on disposal of fixed assets                                        259                  (46)
        Provision for losses on accounts receivable                                    988                  710
        Provision for obsolescence of inventories                                      101                  (25)
        Credit to pension expense                                                     (206)                (106)
        Changes in assets and liabilities:
          Accounts receivable                                                       (1,357)              (2,398)
          Inventories                                                                 (149)                (379)
          Accounts payable                                                            (118)                 708
          Accrued liabilities                                                       (1,072)              (1,036)
          Other current assets                                                         257                  (51)
          Income taxes payable                                                         244                 (319)
          Other non-current assets                                                     (42)                (104)
          Other non-current liabilities                                               (115)                ( 91)
                                                                                  --------              -------
        Net Cash Provided by Operating Activities                                 $  9,831              $ 5,487


  CASH FLOWS FROM INVESTING ACTIVITIES:
        Cash used for capital expenditures                                        $ (3,270)             $(2,819)
        Proceeds from sale of fixed assets                                              41                  276
                                                                                  --------              -------
     Net Cash (Used in) Investing Activities                                      $ (3,229)             $(2,543)


  CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in Revolving Credit Loan                                     $  2,500              $ 2,750
        Payments of other long-term debt                                           (33,037)              (5,863)
        Proceeds from other long-term debt                                          25,000                    -
        Payments of deferred financing costs                                          (459)                   -
        Other equity transactions                                                      (27)                 (97)
                                                                                  --------              -------
     Net Cash (Used in) Financing Activities                                      $ (6,023)             $(3,210)


  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         $    (46)             $    95
                                                                                  --------              -------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            $    533              $  (171)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      45                  872
                                                                                  --------              -------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    578              $   701
                                                                                  ========              =======

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                  NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
                             FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996



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


NOTE 2  REFINANCING

  On June 27, 1996, the Company and its domestic subsidiaries, Ames Taping Tool Systems, Inc., ("ATTS"), and TapeTech Tool Co., Inc., ("TapeTech"), entered into a new bank credit agreement (the "Bank Credit Agreement") which replaced its then existing bank financing. The Company borrowed $25,000,000 on a new term loan and $3,500,000 of $15,000,000 available on the revolving credit loan. The proceeds of this borrowing plus cash on hand paid off the outstanding amounts owed by the Company under the previous bank financing. The Company recorded a pre-tax charge of $1,024,000 representing the writeoff of unamortized deferred loan costs. This charge, net of tax, is reflected as an extraordinary item in the accompanying Consolidated Statements of Income for the nine month period ended September 30, 1996.

  The Bank Credit Agreement effectively reduced the interest rate of the Company's bank debt by 1.25% to 1.50% and provided the ability to repurchase and extinguish Subordinated Notes in an amount equal to $4.0 million plus additional amounts based on free cash flow as defined. Term loan maturities were extended to December 31, 2000. (See Note 4.)

NOTE 3  INVENTORIES

  Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The cost elements included in inventories are material, labor and factory overhead.

  Inventories consist of the following (in thousands):

                                         September 30, 1996   December 31, 1995
                                         ------------------   -----------------
     Raw materials                              $4,852               $5,108
     Work in process                             1,081                  935
     Finished goods                              3,315                3,271
                                                ------               ------

       Total inventories                        $9,248               $9,314
                                                ======               ======

NOTE 4  LONG-TERM DEBT

  Long-term debt, inclusive of capital lease obligations which are not material, consists of the following (in thousands):

                                         September 30, 1996   December 31, 1995
                                         -------------------  ------------------
     11.00% Senior Subordinated Notes          $18,301              $18,150
     Bank Term Loan                             23,611               31,620
     Revolving Credit Loan                       2,500                    -
     Other                                         359                  387
                                               -------              -------

       Total Debt                              $44,771              $50,157

     Less Current Maturities                    (5,672)              (6,650)
                                               -------              -------

       Total Long-Term Debt                    $39,099              $43,507
                                               =======              =======

  The Senior Subordinated Notes above are stated net of unamortized discounts of $1,199,000 and $1,350,000 at September 30, 1996, and December 31, 1995,
respectively.

  Current maturities of long-term debt as of September 30, 1996 consisted of the following (in thousands):

                                         Scheduled Payment
                                               Date                Amount
                                         ------------------        ------

     Term Loan                            December 31, 1996         1,389
     Term Loan                               March 31, 1996         1,389
     Term Loan                                June 30, 1997         1,389
     Term Loan                           September 30, 1997         1,389
     Other                                          Various           116
                                                                   ------

       Total Current Maturities                                    $5,672
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

  The proceeds from the Bank Credit Agreement of an initial borrowing of $3.5 million under the Revolving Credit Loan and $25.0 million of the Term Loan, and $1.4 million in cash on hand, were used to prepay the then existent term loan, revolving credit loan, interest and other fees outstanding at the refinancing date. An additional $.5 million in deferred transaction costs were incurred and will be amortized over the life of the Bank Credit Agreement which terminates December 31, 2000.

  Under the Bank Credit Agreement, the loans may, at the option of the Company, be either Base Rate borrowings, Eurodollar borrowings or a combination thereof. Base Rate borrowings bear interest at the prime rate or the Federal Funds rate plus 1.00%, whichever is higher, and Eurodollar borrowings bear interest at a rate of LIBOR plus 1.50%. In certain events defined in the agreement, the Eurodollar borrowing interest rate may be increased to LIBOR plus 1.75%. The Company pays a fee of .38% per annum on the unused balance of the line of credit. The Company can repay any borrowings at any time without penalty. The weighted average interest rates on all amounts outstanding under the Bank Credit Agreement as of September 30, 1996 was 7.03%. Substantially all of the assets of the Company, ATTS, and TapeTech act as collateral under the Bank Credit Agreement.

  The Term Loan has scheduled maturities which began on September 30, 1996, of $1,389,000 quarterly, maturing with a final payment of $1,387,000 on December 31, 2000. The Revolving Credit Loan also terminates on December 31, 2000. Interest payments are generally due quarterly. The Company is required to prepay portions of the Term Loan in the event of a major asset sale, as defined in the Bank Credit Agreement.


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


RESTRICTIVE LOAN COVENANTS

  The Bank Credit Agreement and the Indenture contain certain covenants which require the Company to maintain certain financial measures as defined in the agreements. In addition, the company may not create or incur certain types of additional debt or liens, declare dividends except as specified in the Bank Credit Agreement, or make capital expenditures or other restricted payments, as defined, during the term of the agreements in excess of varying amounts. The Company was in compliance with the covenants contained in the Bank Credit Agreement and the Indenture as of September 30, 1996.

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

  The following consolidating condensed financial data illustrates the composition of the combined Guarantors. Management believes separate complete financial statements of the respective Guarantors would not provide additional material information which would be useful in assessing the financial composition of the Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above. Though each Guarantor is a borrower under the Bank Credit Agreement, the Company's borrowings have not been allocated to the individual Guarantors as such allocation, in the opinion of Management, would not be meaningful.

  Investments in subsidiaries are accounted for by the parent on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                          CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 1996
                             (Dollars in thousands)
                                  (Unaudited)

                                                  Parent
                                                  and its       Guarantor    Non-guarantor                  Consolidated
                                                  Divisions   Subsidiaries  Subsidiaries    Eliminations      Totals
                                                  ----------  ------------  -------------  --------------  -------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                          $  (517)       $   602        $  614        $   (121)      $    578
 Accounts receivable, net                             5,731          4,401         2,875            (453)        12,554
 Inventories                                          6,368          1,486         1,908            (514)         9,248
 Prepaid income taxes and other current assets        1,492            125            91               -          1,708
 Deferred income tax benefits                         2,874              -             -               -          2,874
                                                    -------        -------        ------        --------       --------
   Total Current Assets                             $15,948        $ 6,614        $5,488        $ (1,088)      $ 26,962
                                                    -------        -------        ------        --------       --------

PLANT AND EQUIPMENT, AT COST:
 Land                                               $   521        $     -        $    -        $      -       $    521
 Buildings and improvements                           6,186             18           292               -          6,496
 Machinery and equipment                             22,009            445           204               -         22,658
 Equipment leased to others                           6,135             38            13               -          6,186
                                                    -------        -------        ------        --------       --------
                                                    $34,851        $   501        $  509        $      -       $ 35,861
 Less: Accumulated depreciation                       9,873            297           181               -         10,351
                                                    -------        -------        ------        --------       --------
   Net Plant and Equipment                          $24,978        $   204        $  328        $      -       $ 25,510
                                                    -------        -------        ------        --------       --------

OTHER ASSETS:
 Goodwill, net                                      $32,233        $ 2,660        $   16        $      -       $ 34,909
 Intangible assets, net                                 364             53             -               -            417
 Deferred charges, net                               11,205            913             8               -         12,126
 Investment in wholly-owned subsidiaries             13,293              -             -         (13,293)             -
 Investment in affiliates                               900              -             -               -            900
 Other assets                                            80              -             -               -             80
                                                    -------        -------        ------        --------       --------
   Total Other Assets                               $58,075        $ 3,626        $   24        $(13,293)      $ 48,432
                                                    -------        -------        ------        --------       --------

TOTAL ASSETS                                        $99,001        $10,444        $5,840        $(14,381)      $100,904
                                                    =======        =======        ======        ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt               $ 5,636        $    36        $    -        $      -       $  5,672
 Accounts payable                                     3,206            652           691            (574)         3,975
 Accrued liabilities                                  7,029            437           716               4          8,186
 Accrued income taxes                                   238              -           156               -            394
 Advance account                                         90            612          (702)              -              -
                                                    -------        -------        ------        --------       --------
   Total Current Liabilities                        $16,199        $ 1,737        $  861        $   (570)      $ 18,227
                                                    -------        -------        ------        --------       --------

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities            $39,060        $    39        $    -        $      -       $ 39,099
 Other non-current liabilities                       10,910              -             -               -         10,910
 Deferred income taxes                                2,612              -             -               -          2,612
                                                    -------        -------        ------        --------       --------
   Total Non-Current Liabilities                    $52,582        $    39        $    -        $      -       $ 52,621
                                                    -------        -------        ------        --------       --------

STOCKHOLDER'S EQUITY:
 Common stock and
   additional paid-in capital                       $16,723        $ 5,098        $2,000        $ (7,098)      $ 16,723
 Retained earnings                                   13,551          3,570         2,630          (6,713)        13,038
 Additional minimum pension liability                   (54)             -             -               -            (54)
 Cumulative translation adjustment                        -              -           349               -            349
                                                    -------        -------        ------        --------       --------
   Total Stockholder's Equity                       $30,220        $ 8,668        $4,979        $(13,811)      $ 30,056
                                                    -------        -------        ------        --------       --------

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                               $99,001        $10,444        $5,840        $(14,381)      $100,904
                                                    =======        =======        ======        ========       ========

                       CONSOLIDATING STATEMENT OF INCOME
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                            (Dollars in thousands)
                                  (Unaudited)

                                                        Parent
                                                       and its     Guarantor    Non-guarantor                 Consolidated
                                                      Divisions   Subsidiaries  Subsidiaries   Eliminations      Totals
                                                      ----------  ------------  -------------  -------------  ------------

 Net sales                                             $46,457       $ 9,772       $ 9,453      $ (4,393)       $61,289
 Net rentals                                            10,070        17,580           699       (10,054)        18,295
                                                       -------       -------       -------      --------        -------

Net revenues                                           $56,527       $27,352       $10,152      $(14,447)       $79,584

 Cost of sales                                         $33,202       $ 5,934       $ 5,890      $ (4,313)       $40,713
 Cost of rentals                                         2,304        14,351           450       (10,054)         7,051
 Selling, general and administrative expenses           11,040         4,984         2,513             -         18,537
                                                       -------       -------       -------      --------        -------

Income (loss) from operations                          $ 9,981       $ 2,083       $ 1,299      $    (80)       $13,283

 Interest expense                                      $ 4,029       $     7       $    11      $      -        $ 4,047
 Intercompany interest expense (income)                    (68)           68             -             -              -
 Other expense (income), net                            (1,814)           32           173         1,660             51
                                                       -------       -------       -------      --------        -------

Income (loss) before income taxes                      $ 7,834       $ 1,976       $ 1,115      $ (1,740)       $ 9,185
  and extraordinary item

 Provision for income taxes                              2,635           865           566             -          4,066
                                                       -------       -------       -------      --------        -------

Income (loss) before extraordinary item                $ 5,199       $ 1,111       $   549      $ (1,740)       $ 5,119
                                                       =======       =======       =======      ========        =======

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                            (Dollars in thousands)
                                  (Unaudited)

                                                        Parent
                                                       and its     Guarantor    Non-guarantor                 Consolidated
                                                      Divisions   Subsidiaries  Subsidiaries   Eliminations      Totals
                                                      ----------  ------------  -------------  -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES                  $  8,806       $   918       $   107      $      -        $ 9,831

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for capital expenditures                  (3,178)          (45)           (47)            -         (3,270)
    Proceeds from sale of fixed assets                      41             -             -             -             41
                                                       -------       -------       -------      --------        -------
         Net Cash Used In Investing Activities        $ (3,137)      $   (45)      $   (47)     $      -        $(3,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in Revolving Credit Loan     2,500             -             -             -          2,500
    Payments of other long-term debt                   (33,029)           (8)            -             -        (33,037)
    Proceeds from other long-term debt                  25,000             -             -             -         25,000
    Payments of deferred financing costs                  (459)            -             -             -           (459)
    Net increase (decrease) in advance account             508          (517)            9             -              -
    Intercompany dividends                                 191             -          (191)            -              -
    Other equity transactions                              (28)            -             1             -            (27)
                                                       -------       -------       -------      --------        -------
         Net Cash Provided by (Used In)
          Financing Activities                        $ (5,317)      $  (525)      $  (181)     $      -        $(6,023)

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                            -             -           (46)            -            (46)
                                                       -------       -------       -------      --------        -------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                $    352       $   348       $  (167)     $      -        $   533
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                     (990)          254           781             -             45
                                                       -------       -------       -------      --------        -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $   (638)      $   602       $   614      $      -        $   578
                                                      ========       =======       =======      ========        =======

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1995
                            (Dollars in thousands)


                                                    Parent
                                                   and its     Guarantor    Non-guarantor                  Consolidated
                                                  Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                  ---------   ------------  -------------   ------------   ------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                         $   (990)        $  254         $  781       $      -     $     45
 Accounts receivable, net                             6,410          3,973          3,012         (1,038)      12,357
 Inventories                                          6,286          1,347          2,113           (432)       9,314
 Prepaid income taxes and other current assets        1,738            131            102              -        1,971
 Deferred income tax benefits                         3,325              -              -              -        3,325
                                                   --------         ------         ------       --------     --------
  Total Current Assets                             $ 16,769         $5,705         $6,008       $ (1,470)    $ 27,012
                                                   --------         ------         ------       --------     --------

PLANT AND EQUIPMENT, AT COST:
 Land                                              $    521         $    -         $    -       $      -     $    521
 Buildings and improvements                           6,296             18            303              -        6,617
 Machinery and equipment                             21,591            405            222              -       22,218
 Equipment leased to others                           4,116             34             24              -        4,174
                                                   --------         ------         ------       --------     --------
                                                   $ 32,524         $  457         $  549       $      -     $ 33,530
 Less: Accumulated depreciation                       7,074            220            197              -        7,491
                                                   --------         ------         ------       --------     --------
  Net Plant and Equipment                          $ 25,450         $  237         $  352       $      -     $ 26,039
                                                   --------         ------         ------       --------     --------

OTHER ASSETS:
 Goodwill, net                                     $ 32,900         $2,713         $   18       $      -     $ 35,631
 Intangible assets, net                                 586            135              -              -          721
 Deferred charges, net                               12,004            882              7              -       12,893
 Investment in wholly-owned subsidiaries             11,801              -              -        (11,801)           -
 Investment in affiliates                               900              -              -              -          900
 Other assets                                            92              -              -              -           92
                                                   --------         ------         ------       --------     --------
  Total Other Assets                               $ 58,283         $3,730         $   25       $(11,801)    $ 50,237
                                                   --------         ------         ------       --------     --------

TOTAL ASSETS                                       $100,502         $9,672         $6,385       $(13,271)    $103,288
                                                   ========         ======         ======       ========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY
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
                                                   ========         ======         ======       ========     ========

                      CONSOLIDATING STATEMENT OF INCOME
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                            (Dollars in thousands)
                                  (Unaudited)


                                                          Parent
                                                         and its     Guarantor     Non-guarantor                 Consolidated
                                                        Divisions   Subsidiaries   Subsidiaries    Eliminations      Totals
                                                        ----------  ------------   -------------   -------------  -------------
 Net sales                                               $45,785        $ 9,314        $10,350      $ (4,506)       $60,943
 Net rentals                                               8,984         15,758            724        (8,949)        16,517
                                                         -------        -------        -------      --------        -------
Net revenues                                             $54,769        $25,072        $11,074      $(13,455)       $77,460

 Cost of sales                                           $34,084        $ 5,381        $ 6,242      $ (4,520)       $41,187
 Cost of rentals                                           2,905         13,045            354        (8,949)         7,355
 Selling, general and administrative expenses             11,026          4,450          2,797             -         18,273
                                                         -------        -------        -------      --------        -------
Income from operations                                   $ 6,754        $ 2,196        $ 1,681      $     14        $10,645

 Interest expense                                          5,049              6             21             -          5,076
 Intercompany interest expense (income)                     (115)           115              -             -              -
 Other expense (income), net                              (2,273)             9            227         2,006            (31)
                                                         -------        -------        -------      --------        -------
Income before income taxes                               $ 4,093        $ 2,066        $ 1,433      $ (1,992)       $ 5,600

 Provision for income taxes                                1,039            945            548             -          2,532
                                                         -------        -------        -------      --------        -------

Net income                                               $ 3,054        $ 1,121        $   885      $ (1,992)       $ 3,068
                                                         =======        =======        =======      ========        =======


                     CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                            (Dollars in thousands)
                                  (Unaudited)


                                                          Parent
                                                         and its      Guarantor    Non-guarantor                 Consolidated
                                                        Divisions   Subsidiaries    Subsidiaries   Eliminations     Totals
                                                        ----------  -------------  --------------  ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES                     $ 3,758        $   371        $ 1,358      $      -        $ 5,487

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for capital expenditures                    (2,596)          (180)           (43)            -         (2,819)
    Proceeds from sale of fixed assets                       238             38              -             -            276
                                                         -------          -----        -------      --------        -------
         Net Cash Used in Investing Activities           $(2,358)         $(142)       $   (43)     $      -        $(2,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in Revolving Credit Loan       2,750              -              -             -          2,750
    Net proceeds (payments) of other long-term debt       (5,953)            90              -             -         (5,863)
    Dividends received from (paid by) subsidiaries           821              -           (821)            -              -
    Net increase (decrease) in advance account               526           (403)          (123)            -              -
    Other equity transactions                               (147)            23             27             -            (97)
                                                         -------          -----        -------      --------        -------
         Net Cash Provided by (Used in)
          Financing Activities                           $(2,003)       $  (290)       $  (917)     $      -        $(3,210)

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                              -              -             95             -             95
                                                         -------          -----        -------      --------        -------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                   $  (603)       $   (61)       $   493      $      -        $  (171)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                         69            481            322             -            872
                                                         -------          -----        -------      --------        -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                          $  (534)       $   420        $   815      $      -        $   701
                                                         =======          =====        =======      ========        =======

                       CONSOLIDATING STATEMENT OF INCOME
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                             (Dollars in thousands)
                                  (Unaudited)


                                                   Parent
                                                  and its     Guarantor    Non-guarantor                 Consolidated
                                                 Divisions   Subsidiaries  Subsidiaries   Eliminations      Totals
                                                 ----------  ------------  -------------  -------------  -------------

 Net sales                                         $13,620         $3,533         $3,151       $(1,624)       $18,680
 Net rentals                                         3,532          6,166            243        (3,526)         6,415
                                                   -------         ------         ------       -------        -------
Net revenues                                       $17,152         $9,699         $3,394       $(5,150)       $25,095
 Cost of sales                                     $10,256         $2,154         $1,975       $(1,601)       $12,784
 Cost of rentals                                       825          4,928            154        (3,526)         2,381
 Selling, general and administrative expenses        3,378          1,685            779            --          5,842
                                                   -------         ------         ------       -------        -------
Income (loss) from operations                      $ 2,693         $  932         $  486       $   (23)       $ 4,088
 Interest expense                                    1,172              2              3             0          1,177
 Intercompany interest expense (income)                (21)            21              0             0             --
 Other expense (income), net                          (863)            11             91           753             (8)
                                                   -------         ------         ------       -------        -------
Income (loss) before income taxes and              $ 2,405         $  898         $  392       $  (776)       $ 2,919
  extraordinary item
 Provision for income taxes                            832            392            145            --          1,369
                                                   -------         ------         ------       -------        -------
Income (loss) before extraordinary item            $ 1,573         $  506         $  247       $  (776)       $ 1,550
                                                   =======         ======         ======       =======        =======


                       CONSOLIDATING STATEMENT OF INCOME
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                             (Dollars in thousands)
                                  (Unaudited)


                                                   Parent
                                                  and its     Guarantor    Non-guarantor                  Consolidated
                                                 Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                 ----------  ------------  --------------  -------------  -------------
 Net sales                                         $15,451         $3,191         $3,278        $(1,577)       $20,343
 Net rentals                                         3,085          5,407            243         (3,067)         5,668
                                                   -------         ------         ------        -------        -------

Net revenues                                       $18,536         $8,598         $3,521        $(4,644)       $26,011

 Cost of sales                                     $11,621         $1,870         $1,989        $(1,589)       $13,891
 Cost of rentals                                     1,257          4,612            117         (3,067)         2,919
 Selling, general and administrative expenses        3,593          1,463            849             --          5,905
                                                   -------         ------         ------        -------        -------

Income from operations                             $ 2,065         $  653         $  566        $    12        $ 3,296

 Interest expense                                    1,604              2              9             --          1,615
 Intercompany interest expense (income)                (31)            31             --             --             --
 Other expense (income), net                          (804)            13             (2)           670           (123)
                                                   -------         ------         ------        -------        -------

Income before income taxes                         $ 1,296         $  607         $  559        $  (658)       $ 1,804

 Provision for income taxes                            283            283            213             --            779
                                                   -------         ------         ------        -------        -------

Net income (loss)                                  $ 1,013         $  324         $  346        $  (658)       $ 1,025
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

     The Nestaway division ("Nestaway") is a major producer of dishwasher racks primarily serving the premium quality dishwasher market and specializes in the custom design and manufacture of high volume bare and coated wire products. Nestaway's customers include several major dishwasher manufacturers in the United States. In addition, Nestaway manufactures dish drainers for Rubbermaid, steel basket products for medical applications, and other formed wire products.

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

     The Company's Ames business unit ("Ames") is composed of Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc., Ames Taping Tools of Canada Ltd. and the Ames division. Ames' primary business is the rental of automatic taping and finishing tool systems ("ATF") under the "Bazooka" (registered trademark) brand name to drywall finishing contractors primarily through 64 leased retail stores and 40 franchise locations located throughout the U.S. and Canada. Ames also sells ATF's through TapeTech. Ames' systems are used by professional tradesmen to finish drywall joints prior to painting, wallpapering and other forms of final treatment. Professional tradesmen typically prefer to rent rather than purchase ATF tool systems because rental includes the service of maintaining the tools in good working condition and gives tradesmen the option to return the tools to Ames when they are no longer needed due to the completion of a job. Ames also sells other merchandise to the professional tradesman, including hand tools and drywall tape, through its company-operated stores.

     As discussed in "Liquidity and Capital Resources," the Company entered into a new bank credit agreement which lowers its interest rate, reduces interim scheduled term loan maturity payments and extends the final maturity date of its term loans. The Company wrote off $1,024,000 in unamortized deferred financing costs from its prior bank agreement which was recorded, net of tax, as an extraordinary item in its Consolidated Statements of Income for the nine-month period ended September 30, 1996. This charge has not been included in the discussion and summaries included herein.

     During the periods discussed below, except as noted, inflation and changing prices have not had, and are not expected to have, a material impact on the Company's net revenues or income from operations.

     The following Table 1 summarizes the Company's Consolidated Statements of Income, excluding an extraordinary item discussed previously, for the three and nine-month periods ended September 30, 1996 and September 30, 1995 (in thousands):

TABLE 1

                                                    Summary of Income Statement
                                                    ---------------------------

                                            Three Months Ended               Nine Months Ended
                                        Sept 30, 1996  Sept 30, 1995  Sept 30, 1996  Sept 30, 1995
                                        -------------  -------------  -------------  -------------
Net revenues                                  $25,095        $26,011        $79,584        $77,460

Cost of revenues                               15,165         16,810         47,764         48,542
   Selling, general and administrative
    expenses                                    5,842          5,905         18,537         18,273
                                              -------        -------        -------        -------

Income from operations                        $ 4,088        $ 3,296        $13,283        $10,645

Interest expense                                1,177          1,615          4,047          5,076
Other expense (income), net                        (8)          (123)            51            (31)
                                              -------        -------        -------        -------

Income before income taxes and
      extraordinary item                      $ 2,919        $ 1,804        $ 9,185        $ 5,600
Provision for income taxes                      1,369            779          4,066          2,532
                                              -------        -------        -------        -------

Income before extraordinary item              $ 1,550        $ 1,025        $ 5,119        $ 3,068
                                              =======        =======        =======        =======

  The following Table 2 presents, for the periods indicated, certain items in the Company's Consolidated Statements of Income, excluding an extraordinary item, as a percentage of total net revenues for the three and nine-month periods ended September 30, 1996 and September 30, 1995:


TABLE 2

                                                 Percentage of Total Net Revenues
                                                 --------------------------------

                                            Three Months Ended              Nine Months Ended
                                        Sept 30, 1996  Sept 30, 1995  Sept 30, 1996  Sept 30, 1995
                                        -------------  -------------  -------------  -------------
Net Revenues                                100.0%        100.0%         100.0%         100.0%

Costs and expenses
         Cost of revenues                    60.4          64.6           60.0           62.7
         Selling, general and
          administrative expenses            23.3          22.7           23.3           23.6
         Interest expense                     4.7           6.2            5.1            6.5
         Other expense (income), net           -            (.4)            .1            (.1)
         Provision for income taxes           5.4           3.0            5.1            3.3
                                            -----         -----          -----          -----

Income before extraordinary item              6.2%          3.9%           6.4%           4.0%

     The following discussion contains certain forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to, among other factors, the final negotiated settlements of environmental litigation, Nestaway's reliance on a limited number of customers, and general economic conditions including housing starts.


RESULTS OF OPERATIONS - YEAR-TO-DATE SEPTEMBER 30, 1996

     Consolidated net revenues for the nine-month period ended September 30, 1996, increased 2.7% to $79,584,000 from $77,460,000 in the comparable period in 1995. The revenue growth was primarily attributable to improvements in the rentals of automatic taping tools and increased merchandise sales at Ames' company operated stores. Revenues also improved due to continued growth in revenues of dishdrainers and other wire products. Nestaway's dishrack revenues declined as supply contracts to Frigidaire and Kitchen Aid ended in the second quarter.

     Consolidated cost of revenues for the nine-month period ended September 30, 1996, decreased 1.6% to $47,764,000 from $48,542,000 in the comparable period in 1995. The Company's profit margin improved due to the business mix. Rental revenue growth of automatic taping tools offset the loss of lower margin dishrack revenues. The Company had also incurred the added expense in 1995 of instituting the coating of dishdrainers and the introduction of a new style dishdrainer.

     Consolidated selling, general and administrative expenses ("SG&A") for the nine-month period ended September 30, 1996, increased 1.4% to $18,537,000 from $18,273,000 in the comparable period in 1995. This was primarily attributable to expenses incurred to generate revenue growth including advertising and increased bad debt expense.

     Interest expense for the nine-month period ended September 30, 1996, decreased 20.3% to $4,047,000 from $5,076,000 in the comparable period in 1995. The decrease was the result of both a reduction in outstanding debt and lower interest rates on the Company's variable rate debt.

     Other expense was $51,000 for the nine-month period ended September 30, 1996, compared to other income of $31,000 in the comparable period in 1995.

     Income before income taxes (IBT) for the nine-month period ended September 30, 1996, increased 64.0% to $9,185,000 from $5,600,000 in the comparable period in 1995. As discussed in the preceding paragraphs, this improvement was primarily the result of increased revenues and product mix.

     Income taxes for the period ended September 30, 1996, were 44.3% of IBT compared to 45.2% in the comparable period in 1995. The Company's effective tax rate decreased as a result of lower estimated state income taxes and the lessened impact on the effective tax rate of non-deductible expenses, primarily goodwill amortization.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1996

     Consolidated net revenues for the three-month period ended September 30, 1996, decreased 3.5% to $25,095,000 from $26,011,000 in the comparable period in 1995. The decrease was primarily the result of the discontinuance of supply contracts for KitchenAid and Frigidaire dishracks which accounted for revenues of $2,825,000 in the third quarter of 1995. The decrease was partially offset by an increase in Ames' revenues as a result of increased merchandise sales and rental revenue growth due to increased tools on rent and a rental price increase.

     Consolidated cost of revenues for the three-month period ended September 30, 1996, decreased 9.8% to $15,165,000 from $16,810,000 in the comparable period in 1995. This was primarily due to the reduction in revenues and change in business mix discussed above.

     Consolidated selling, general and administrative expenses ("SG&A") for the three-month period ended September 30, 1996, decreased 1.1% to $5,842,000 from $5,905,000 in the comparable period in 1995. Expenditures for commissions, advertising, and promotions, and travel were reduced from levels incurred in 1995.

     Interest expense for the three-month period ended September 30, 1996, decreased 27.1% to $1,177,000 from $1,615,000 in the comparable period in 1995. The decrease was the result of both a reduction in outstanding debt and lower interest rates on the Company's variable rate debt.

     Other income was $8,000 for the three-month period ended September 30, 1996, compared to other income of $123,000 in the comparable period in 1995. The Company recorded a gain on the sale of a former production facility and a recovery of a previously receivable chargeoff in 1995.

     Income before income taxes (IBT) for the three-month period ended September 30, 1996, increased 61.8% to $2,919,000 from $1,804,000 in the comparable period in 1995. As discussed in the preceding paragraphs, this improvement was primarily the result of increased revenues and product mix.

     Income taxes for the period ended September 30, 1996, were 46.9% of IBT compared to 43.2% in the comparable period in 1995. The Company increased its effective tax rate in the quarter to adjust on a year to date basis the estimated impact of non-deductible business expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company entered into a new bank credit agreement on June 27, 1996, which reduced the interest rate on its variable rate bank loans by 1.25% to 1.50%, depending on the maintaining of certain ratios and Subordinated Note repurchases. The agreement provides the Company with the ability to repurchase and extinguish Subordinated Notes equal to $4.0 million plus additional amounts based on free cash flow as defined. The new loan agreement consists of a $25,000,000 term loan and up to $15,000,000 in available funds under a revolving credit loan. Less amounts outstanding on September 30, 1996, the Company had additional revolving credit availability of $12,449,000. The term loan matures in 18 equal quarterly installments of $1,389,000 beginning September 30, 1996, with the final payment due on December 31, 2000. Management believes that, in addition to reducing its interest costs, this financing provides better financial flexibility and will be sufficient to meet the Company's current expectations through the period of the agreement.

     The Company generated cash from operations of $9,831,000 for the nine-month period ended September 30, 1996, compared to $5,487,000 for the nine-month period ended September 30, 1995, and had cash on hand of $578,000. Cash generation from operations increased due to improved operating earnings and lower working capital growth than the prior year.

     At September 30, 1996, the Company had working capital of $8,735,000 compared to working capital of $6,750,000 at December 31, 1995. Working capital increased due to an increase in cash of $513,000 and a reduction in current maturities of long-term debt of $978,000. The reduction in the current maturities of long term debt was due to the refinancing of the bank credit facility which resulted in a reduction of scheduled term note payments. Receivables increased $197,000 and inventories declined $66,000 from December 31, 1995.

     Capital expenditures for the nine-month period ended September 30, 1996, were $3,270,000. Management believes its cash flow from operations, together with its revolving loan facility, will be sufficient to meet its capital expenditure requirements for the remainder of 1996 and 1997.

     In the past two years, Nestaway has realigned its manufacturing capacity to accommodate changes in customer orders. Nestaway's dishrack supply contracts with General Electric and KitchenAid, who have dishrack manufacturing capability, were not renewed in 1995 and 1996, respectively. Nestaway's production of dishracks for Frigidaire was also discontinued in 1996 due to their decision to reenter the dishrack manufacturing business. As a result, Nestaway negotiated a termination of its lease of a manufacturing facility in Canal Winchester, Ohio, and exited that facility in August 1996. The Clinton, North Carolina plant ceased production operations in May 1996 and the Company is seeking new business for this facility. Nestaway has resumed manufacturing operations at its Beaver Dam, Kentucky, plant and is consolidating its production of lower volume racks and dishrack components for Whirlpool, KitchenAid and General Electric into this facility. Nestaway has added significant production capacity, including a new coating line, at its Cleveland, Ohio, facility to accommodate increased dish drainer orders. The Company has remaining reserves of $1,100,000 for realignment of its production capacity.

     The only material environmental remedial obligation known to management is related to a Buffalo facility formerly operated by the Company's predecessor, Bliss & Laughlin Steel Co. The Company became aware of this environmental contingency in 1991. Prior to a preliminary remedial investigation of the site in 1993, management could not assess the potential remedial costs or the extent of the Company's liability. Consequently, in 1991 and 1992, the Company recorded special charges for the continuing legal and consulting expenses estimated to be necessary to determine the Company's potential liability. The initial remedial investigation report estimated the total cost to restore the site to be within a range of $1,101,000 to $4,928,000, plus or minus 50% of those costs. Accordingly, in 1993, the Company recorded an additional charge of $1,798,000 necessary to bring the recorded reserve up to the low end of the estimated range. A feasibility study completed in 1994 established a range of estimated total costs of $686,000 to $2,887,000, plus or minus 30% of those costs. The Company has established a reserve of $3,900,000 for remediation of this site. Remediation is not likely to commence prior to 1997 and the Company believes other entities may also be liable for a portion of these costs. In addition, the Company has notified the insurance companies it has identified as having provided coverage during the time period of the Company's ownership of the property. The initial response of those insurance companies was to deny coverage for the liability costs. The Company is negotiating with its insurance carriers. As another property adjoining the site has also been in the process of addressing concerns raised by NYSDEC, the Company has entered into discussions with parties responsible for that property in efforts to negotiate a joint remediation plan which would prove a more economical solution of both matters. In a more recent communication with parties responsible for the adjacent site, NYSDEC has expressed concern about the possible contamination of other properties in the vicinity of both properties. As this issue had not been previously raised, the extent to which such alleged pollution may, or may not, have occurred has not been investigated or characterized. The Company expects to utilize its revolving loan capacity, which the Company expects to maintain through new or amended credit agreements for the foreseeable future, to remediate the site. In the event that remediation costs are at the high end or exceed the current cost estimates and the Company is unable to recoup costs from other parties, the Company's payment of such remediation costs may have a material adverse effect on the Company's financial position. (See also PART II
Item 1. Legal Proceedings.)

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

     The Company was in compliance with all terms and restrictive covenants of the Bank Credit Agreement and the Indenture as of September 30, 1996.

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

  The notice letter listed four other potentially responsible parties, each of whom received a similar letter from the NYSDEC. In addition, the Company has notified the insurance companies it has identified as having provided coverage during the period of the Company's ownership of the property. The initial response of those insurance companies was to deny coverage for the liability costs. The Company is in negotiation with its insurance carriers.

  In 1994, a feasibility study prepared by environmental consultants engaged by the Company, estimated the costs of the most probable manner to remediate the site, exclusive of any possible remediation for adjacent properties referred to below, at $2.9 million, plus or minus 30%. The Company has established an accrual of $3.9 million for the costs of remediation. Remediation of the site is not expected to begin before 1997 and is dependent upon an agreement with the NYSDEC concerning the extent and method of remediation. As another property immediately adjoining the site has also been in the process of addressing concerns raised by NYSDEC, the Company has entered into discussions with parties responsible for said property in efforts to negotiate a joint remediation plan which would prove to be a more economical solution for both matters. In a more recent communication with parties responsible for the adjoining site, NYSDEC has expressed concern about the possible contamination of other properties in the vicinity of both properties. As this issue had not been previously raised, the extent to which such alleged pollution may, or may not, have occurred has not been investigated or characterized. In the event that remediation costs are at the high end or exceed the current cost estimates and the Company is unable to recoup costs from other parties, the Company's payment of such remediation costs may have a material adverse effect on the Company's financial position.

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

  None.

Item 3.  Defaults Upon Senior Securities.

  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

  None.

Item 5.  Other Information.

  In the past two years, Nestaway has realigned its manufacturing capacity to accommodate changes in customer orders. Nestaway's dishrack supply contracts with General Electric and KitchenAid, who have dishrack manufacturing capability, were not renewed in 1995 and 1996, respectively. Nestaway's production of dishracks for Frigidaire was also discontinued in 1996 due to their decision to reenter the dishrack manufacturing business. As a result, Nestaway negotiated a termination of its lease of a manufacturing facility in Canal Winchester, Ohio, and exited that facility in August 1996. The Clinton, North Carolina plant ceased production operations in May 1996 and the Company is seeking new business for this facility. Nestaway has resumed manufacturing operations at its Beaver Dam, Kentucky, plant and is consolidating its production of lower volume racks and dishrack components for Whirlpool, KitchenAid and General Electric into this facility. Nestaway has added significant production capacity, including a new coating line, at its Cleveland, Ohio, facility to accommodate increased dish drainer orders. The Company has remaining reserves of $1,100,000 for realignment of its production capacity.

  On June 21, 1996, the corporate office of the Company relocated to 100 West 22nd Street, Suite 134, Lombard, Illinois 60148. The telephone and fax numbers are (630) 629-3360 and (630) 629-3361, respectively.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
  No.                         Description
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


                                       AXIA INCORPORATED



Date: November 12, 1996                /s/ Lyle J. Feye
                                       ----------------------------------
                                       Lyle J. Feye
                                       Vice President Finance, Treasurer,
                                       Chief Financial Officer