Form 10-K
period 1996-12-31
AXIA INC
filed 1997-03-31
CIK 12635

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1996

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                        COMMISSION FILE NUMBER 33-78922

                               AXIA INCORPORATED
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              13-3205251
(State of other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

 100 WEST 22ND STREET, SUITE 134
        LOMBARD, ILLINOIS                                           60148
(Address of principal executive office)                           (zip code)

              Registrant's telephone number, including area code:
                               (630) 629-3360

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    11% SERIES B SUBORDINATED NOTES DUE 2001
             GUARANTEE OF 11% SERIES B SUBORDINATED NOTES DUE 2001

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             (1) Yes  [x]   No ____
                                     -----
                             (2) Yes  [x]   No ____
                                     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

                                     PART I
ITEM 1. BUSINESS

GENERAL

  AXIA Incorporated, the "Company," is a diversified manufacturer and marketer of (i) formed and coated wire products, material handling and storage equipment,
(ii) specialized packaging machinery, and (iii) tools and other products for finishing drywall in new and renovated housing and commercial construction. Ames Taping Tool Systems, Inc. ("ATTS") and TapeTech Tool Co., Inc. ("TapeTech") are wholly-owned subsidiaries of the Company and are guarantors of the Company's 11% Series B Subordinated Notes ("Notes"). ATTS and TapeTech are each a Guarantor ("Guarantor"), and collectively, the "Guarantors." Mid America Machine Corp. ("MAMCO") ceased operations in 1995.

  The Company was formed in 1891 as a private partnership to manufacture cold-drawn steel bars used in agricultural machinery, railroad equipment and the automotive industry. The Company was later incorporated as Bliss and Laughlin Steel Co. and in 1932 listed on The New York Stock Exchange. Beginning in 1962, the Company began a program to acquire smaller industrial companies to diversify from the steel business, and in 1982 the Company changed its name to AXIA Incorporated ("AXIA"). In October 1984, AXIA was acquired through a leveraged buyout by affiliates of Merrill Lynch & Co., Inc., certain members of senior management, and other investors. As part of the buyout, the new company sold Bliss and Laughlin Steel Co. Following the buyout, AXIA divested certain operations and acquired others. AXIA effected a recapitalization in 1989, paying a substantial dividend to its stockholders and refinancing the Company's capital structure. In 1992, AXIA sold two of its businesses to The Stanley Works. Today, AXIA is comprised of three business segments: Metal Products Segment, Packaging Products Segment and the Construction Tool Segment (see chart on page 8).

  On March 15, 1994, AXIA was acquired by AXIA Holdings ("Holdings"), a corporation organized by Cortec Group Fund, L.P. as a result of which it was completely recapitalized. For convenience, AXIA prior to its recapitalization is referred to as the "Predecessor Company." On that date, Axia Acquisition Corp. ("Acquisition"), a wholly-owned subsidiary of Holdings, entered into a merger with AXIA in which AXIA was the surviving corporation (the "Transaction").

DESCRIPTION OF THE BUSINESS SEGMENTS

  The discussion of revenues for the twelve months ended December 31, 1994, include the applicable results of the Predecessor Company for the period ended March 15, 1994.

  METAL PRODUCTS SEGMENT. The Metal Products Segment ("MPS") produces dishwasher racks primarily serving the premium quality dishwasher market, specializes in the custom design and manufacture of high volume bare and coated wire products, and manufactures stackable storage racks and telescoping, flexible, gravity-powered and motorized conveyors for the material handling industry. Revenues from MPS accounted for 44% of AXIA's 1996 revenues.

  MPS has four plants strategically located near major customers: (i) McKenzie, Tennessee supplying dishracks; (ii) Cleveland, Ohio producing dishdrainers, storage racks, and conveyors, (iii) Beaver Dam, Kentucky manufacturing dishracks, dishrack components, and other coated wire products, and (iv) Clinton, North Carolina scheduled to begin production of dishracks and dishrack components for a new customer in 1997.

  Production of dishracks, dishdrainers, and other formed wire products requires specialized forming and assembly equipment and, in many circumstances, high quality powder coating lines. MPS is an active participant in the dishrack and component design and supply programs for each of its customers. Dishwasher marketing groups continuously push for dishracks with identifiable component features such as adjustable shelves, peg rows and finishing innovations. The customer demands that the machines be engineered for functional advantage, but the prime objective is unique enhancements to attract consumer interest and to provide differentiation of features for price point advantage. MPS manufactures and supplies coated baskets and other components for major domestic brand dishwashers including Maytag, Whirlpool/KitchenAid and General Electric.

     Dishdrainers for Rubbermaid have become an increasingly important revenue source. In 1995, MPS initiated the supply of a new design dishdrainer and began coating the entire dishdrainer product line. MPS is working with its customers to provide additional value added services and product enhancements.

     MPS is also a manufacturer of telescoping, flexible, gravity powered and motorized conveyers (Nestaflex) and portable, stackable storage racks (Nestainer). Nestaflex products are used by retailers for the loading and unloading of tractor trailers at store sites and at distribution centers. They are also used in assembly, packaging and mailing operations. Nestainer rack systems are sold to a variety of customers within the retail, distribution, food, chemical, pharmaceutical and electronics industries for storage and transportation purposes.

     PACKAGING PRODUCTS SEGMENT. The revenues from the Packaging Products Segment ("PPS") accounted for 20% of AXIA's 1996 revenues. PPS is a manufacturer, supplier and marketer of handheld and stationary industrial sewing and sealing units used for bag closing. The bag closing product line includes
(i) hand-held or "portable" sewing machines for sealing multi-wall bags, (ii) stationary industrial sewing units and accessories for highly automated packaging facilities, (iii) proprietary devices for closing multi-wall paper bags and (iv) machines for heat sealing plastic bags. This unique equipment utilizes various sewing, hot melt adhesive, double fold and poly sealing technologies. PPS also markets a line of consumable support products such as thread, needles, and tape. PPS products and technology are widely used for packaging chemicals, minerals, agricultural commodities, grocery products, pet foods, and facilitating the textile manufacturing process by joining rolls of fabric and carpet to eliminate extensive rethreading downtime. PPS continues to develop other component equipment in a bag filling line, including bag hangers and presenters. PPS' manufacturing facility is located in Statesville, North Carolina. PPS markets its products through independent U.S. and foreign distributors, and four international distribution subsidiaries in Europe and the Far East. The international subsidiaries are located in Belgium, France, the United Kingdom and Singapore, and accounted for 59% of PPS' 1996 revenues.

     The bag making operations of Mid America Machine Corp. were discontinued in 1995 and MAMCO's assets were sold or licensed. MAMCO accounted for less than 1% of the Company's revenues in that year.

     CONSTRUCTION TOOL SEGMENT. The Construction Tool Segment ("CTS"), which includes subsidiary companies Ames Taping Tools Systems, Inc. ("ATTS"), TapeTech Tool Co., Inc. ("TapeTech"), and Ames Taping Tools of Canada, Limited, is a producer, marketer and distributor of automatic drywall taping and finishing ("ATF") tools which are rented and/or sold to professional interior finishing contractors to finish drywall joints prior to painting, wallpapering and other forms of final treatment. The bulk of CTS' business is rental (as opposed to the sale) of ATF tools. ATTS rents ATF systems through a network of 64 company operated leased retail stores and 42 outlets operated by franchisees located throughout the U.S. and Canada and sells other construction tools and related merchandise in its stores. After consolidating two west coast repair centers in 1996, CTS maintains three repair centers which service ATTS rental tools. Revenues from the CTS business segment accounted for 36% of AXIA's 1996 revenues of which 97% was contributed by ATTS and TapeTech.

     CTS' end-use customers are local and regional interior finishing contractors. CTS, through the use of its large mailing lists (approximately 25,000 names, of whom 8,000 are active customers in any given month), has developed a direct marketing approach based on telemarketing, direct mail and targeted sales promotions coupled with the efforts of company operated stores and stores operated by franchisees. ATF market penetration is heaviest on the west coast, particularly in California. CTS' goal is to service all of the major housing markets in the U.S. and Canada and to significantly increase its penetration in the eastern region. The overall market for CTS' products is tied principally to new construction, particularly new housing starts. However, CTS' products are also used in commercial and repair/rehabilitation work. To increase the rental of ATF tools, CTS has focused on penetrating those markets where hand taping is predominant and automatic tools have not yet been widely accepted.

     TapeTech, acquired by the Company in 1982, sells ATF tools under the "TapeTech" and "TapeMaster" brand names. TapeTech tools are sold through approximately 152 independent authorized dealers and distributors, some of which further distribute through sub-dealers. TapeMaster tools are distributed through a network of approximately 86 authorized independent dealers, the majority of which sell the tools to individual customers.

  ATTS' 64 company operated stores, though primarily oriented to the rental of ATF tools, sell a variety of construction hand tools and drywall supplies including taping knives and finishing tape. The stores also rent and sell larger pieces of equipment, such as dustless sanders, spray rigs and panel lifts. In general, stores are leased for a period of three years or less.

  Revenue by segment for fiscal years 1996, 1995 and 1994 appears below:


                               AXIA INCORPORATED
                           REVENUE BY PRODUCT GROUP
                                (IN THOUSANDS)

                                    1996              1995              1994
                                -------------    --------------    ------------
  Metal Products Segment
    Coated & Formed
      Wire Products            $ 39,655    38%  $ 42,649     89%   $46,099   46%
    Storage Racks &
      Conveyors                   6,014     6      5,365      5      4,781    5
                               --------    --   --------     --    -------   --

    Total MPS                    45,669    44     48,014     46     50,880   51

  Packaging Products Segment
    Bag Closing                  21,103    20     21,895     21     17,562   18
    Bag Making                       --              563      1      1,121    1
                               --------    --   --------     --    -------   --

    Total PPS                    21,103    20     22,458     22     18,683   19

  Construction Tool Segment
    Tool Rental                  25,016    24     22,412     21     19,307   19
    Tool & Store
      Merchandise Sales          12,999    12     11,442     11     11,027   11
                               --------    --   --------     --    -------   --

    Total CTS                    38,015    36     33,854     32     30,334   30

    Total Revenues             $104,787   100%  $104,326    100%   $99,897  100%
                               ========   ===   ========    ===    =======  ===

  The Company has restated its segment data to reflect similarity of product lines rather than divisional organization. Management believes the new segment format more appropriately reflects similarities of manufacturing processes as well as the shared production facility in Cleveland, Ohio. As a result, the storage rack and conveyor product lines, formerly included with bag closing and bag making operatings comprising the Packaging Product Segment (formerly reported as the Fischbein business segment), are now combined with formed and coated wire products as the Metal Products Segment. These products represented less than 14% of the total revenues at MPS in 1996 and less than 6% of the Company's total revenues.

  See Note 13 of the Notes to the Consolidated Financial Statements for additional segment data.

COMPETITION

  MPS competes directly with the dishwasher manufacturer's in-house manufacturing capability. General Electric, Frigidaire, and Whirlpool, dishwasher manufacturers, have dishrack manufacturing capabilities. As MPS is competing against the self-manufacture of its product by larger companies with more extensive financial resources, it competes on quality, flexibility and innovation. Dishrack customers accounted for 27% of the Company's 1996 revenues. MPS' other bare and coated wire products and conveyor and storage rack businesses operate in a highly competitive environment.

Price, including freight costs, is very important in the purchase decision process. Competitors have similar products available (see "Customers").

  PPS' products typically serve a specific niche market or a specific geographic area. As a result, PPS does not compete with any one company in all its product lines. As PPS offers consumable products that it does not manufacture, such as thread, there are numerous alternative outlets available for the purchase of these items by the customer.

  CTS' tools are used for the interior finishing of drywall. CTS, therefore, competes with alternate methods of finishing as well as with other ATF tool manufacturers and distributors. CTS' most significant competition is from traditional hand finishing, which CTS believes accounts for 55% of all drywall taping. CTS' stores also operate in a highly competitive environment with respect to the sale of merchandise. These products are also available from contractor supply yards, building material retailers, and other sources.

MATERIALS

  Raw materials and products essential to each of the Company's businesses are available from a number of sources, and the Company is not dependent upon any
single source of supply.   Historically, the Company has not been affected
significantly by shortage of raw materials.

CUSTOMERS

  Two of MPS' customers each accounted for more than 10% of the Company's 1996 revenues. Together, dishrack customers accounted for approximately 27% of the Company's consolidated revenues for 1996. No material part of any other segment of the Company's business is dependent upon a single customer or a small group of customers.

  The Company closed its manufacturing plant in Beaver Dam, Kentucky, in December 1994. The plant had provided dishwasher racks to the General Electric Company's (GEC) Louisville, Kentucky plant since 1978. GEC had advised the Company of its decision not to order dishracks beginning in 1995. Whirlpool began to self-manufacture the KitchenAid brand lower racks in 1996 that were produced at the Company's Canal Winchester, Ohio, facility. As a result, this manufacturing facility was closed in 1996. As the property was leased until March 1997, the building was returned to the lessor who had another tenant prepared to lease the facility. Dishrack component and service rack volumes for Whirlpool/KitchenAid, serviced by Beaver Dam and Canal Winchester, were consolidated into the Beaver Dam plant which was then reopened in 1996. Additionally in 1996, the Company began re-supplying GEC from this location, though revenues were substantially lower than levels recorded in 1994.

  In 1995, Frigidaire advised the Company of their decision to re-enter the dishrack manufacturing business. As a result of this customer's decision to self-manufacture dishracks, the Company's Clinton, North Carolina facility was temporarily shutdown in 1996. New business has been secured for this facility which is scheduled to resume production activities in 1997. Frigidaire accounted for a total of 4% of the Company's 1996 revenues.

BACKLOG

  The Company believes that its order backlog is not material to an understanding of its business, since most products are available from inventory or can be produced in a short period of time. No segment of the Company's business is seasonal to any material extent.

RESEARCH AND DEVELOPMENT

  The Company believes that research and development activities are not material to its businesses. The Company utilizes a number of trademarks and trade names which are well-recognized by its customers. The Company believes that the loss of any one of its patents, trademarks, licenses, franchises and concessions would not have a material impact on any segment of its business.

REGULATIONS;  ENVIRONMENTAL MATTERS

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

  In 1994, a feasibility study prepared by environmental consultants engaged by the Company established a range of estimated remediation costs of $.7 million to $2.9 million, plus or minus 30% of those costs, with the most probable method of remediation being at the high end of the range. The Company established an accrual of $3.9 million for the costs of remediation. Remediation of the site is not expected to begin before 1998 and is dependent upon an agreement with the NYSDEC concerning the extent and method of remediation. As another property immediately adjoining the site has also been in the process of addressing concerns raised by NYSDEC, the Company has entered into discussions with parties responsible for said property in efforts to negotiate a joint remediation plan which would prove to be a more economical solution for both matters. In the event that this can be negotiated, the estimated costs to remediate the property would be at the lower end of the range discussed above. NYSDEC has recently expressed concern about the possible contamination of other properties adjacent to the site formerly owned by the Company. The extent to which such alleged pollution may, or may not, have occurred, and the responsibility, has not been investigated or characterized.

  It is the Company's current intention to pursue its claims against other potentially responsible parties and the insurance companies that provided coverage when Bliss & Laughlin Steel Co. owned the Buffalo site and continue discussions with the parties responsible for the adjoining property as discussed above (see also Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources).


EMPLOYEES

  As of December 31, 1996, the Company had 920 employees, of which 122 were represented by unions. The Company's union contracts expire in 1997 and 1999. Foreign subsidiaries accounted for 47 of the Company's total employment. The Company believes that its relations with its employees are satisfactory.

SUPPLIERS

  Management believes that it has good relations with its suppliers and that there are adequate sources of supply for the materials required in the conduct of the Company's businesses.

BUSINESS COMBINATIONS AND DISPOSITIONS

  The management of the Company will evaluate its business and organizational structure on an ongoing basis to determine actions it believes to be in the best interests of the Company and its stockholders. Management may consider acquisitions, divestitures or the reorganization of any line of its businesses and is currently in the process of seeking potential purchasers for the sale of one of its divisions.

INVESTMENT

  At December 31, 1996, the Company had an investment in Andamios Atlas, S.A. De C.V., located in Mexico. The Company accounted for this investment utilizing the cost method and recorded income only to the extent it received dividends. This investment was sold in February 1997. The Company received no dividend income on its investment in 1995 or 1996. In 1994, the Company received $282,000 in dividend income (see Note 17 of the Consolidated Financial Statements).

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

  See Note 14 to the Company's Consolidated Financial Statements.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the name, age and position held by the directors, executive officers, and certain significant employees of the Company and the Guarantors.

NAME                      AGE           POSITION OR OFFICE
----                      ---           ------------------

Dennis W. Sheehan         62            Director, President and Chief Executive Officer of the Company.
                                        Director and Chairman of ATTS and TapeTech.

Lyle J. Feye              43            Vice President Finance, Chief Financial Officer and Treasurer of the Company.
                                        Vice President and Director of ATTS and TapeTech.

David H. Chesney          53            President and General Manager of the Nestaway division.

Robert G. Zdravecky       50            President and General Manager of the Ames division and President of
                                        ATTS and TapeTech.

Ian G. Wilkins            58            President and General Manager of the Fischbein and Flexible
                                        Material Handling divisions.

T. Richard Fishbein       58            Director of the Company.

  Mr. Sheehan and Mr. Fishbein are the only Directors of the Company. Mr. Sheehan and Mr. Feye are the only Directors of each of the Guarantors. The business experience during the last five years and other information relating to each of the executive officers and directors identified above is set forth below:

DENNIS W. SHEEHAN

  Dennis W. Sheehan is Director, President and Chief Executive Officer of the Company and has held these positions since 1984. He joined AXIA in 1977 as Vice President and General Counsel and Secretary. Mr. Sheehan is Director and Chairman of ATTS and TapeTech. Mr. Sheehan serves on the Boards of Directors of the following publicly traded companies: Allied Healthcare Products, Inc. (Chairman), St. Louis, Missouri, a manufacturer and distributor of healthcare products, and related products, and Greenfield Industries, Inc., Augusta, Georgia, a manufacturer and distributor of expendable cutting tools and related products.

LYLE J. FEYE

  Lyle J. Feye is Vice President Finance, Chief Financial Officer, and Treasurer
of the Company and a Director and Vice President of ATTS and TapeTech.   Prior
to his election to his present positions with the Company in March 1994, Mr. Feye was Corporate Controller and Assistant Treasurer of the Company for five years. Before joining AXIA, Mr. Feye served in various positions with the Continental Group Inc. (formerly the Continental Can Company) from 1975 to 1988, including division level financial and accounting management.

DAVID H. CHESNEY

David H. Chesney is President and General Manager of the Nestaway division and has held these positions since 1991. Prior to joining AXIA, Mr. Chesney served as General Manager of Lawrence Industries, a division of Electrolux, an assembler of vacuum cleaners and manufacturer of vacuum cleaner components, rubber and plastic hoses, and electrical cord sets and harnesses, from 1987 to 1991. From 1967 to 1987, Mr. Chesney worked for General Electric Company where he held a variety of positions, the most recent being Materials Manager & Quality Assurance Manager with the Major Appliance Business Group.

ROBERT G. ZDRAVECKY

Robert G. Zdravecky is President and General Manager of the Ames division and President of ATTS and TapeTech, positions he has held since 1993. Mr. Zdravecky first joined AXIA in 1986 as General Manager of Sales and Marketing for Ames. He was promoted to Vice President of the Construction Tools Group, a position he held until 1992, when his employment with AXIA terminated as a result of the sale of two of AXIA's divisions to The Stanley Works. He rejoined AXIA in 1993 in his current position. Prior to joining AXIA in 1986, Mr Zdravecky served as Vice President-Marketing and Sales, with Adhesion Engineering Co. from 1981 to 1986.

IAN G. WILKINS

Ian G. Wilkins is the President and General Manager of the Fischbein and the Flexible Material Handling divisions. Mr. Wilkins joined the Company in May of 1994. Prior to joining the Company, from 1988 to 1994, Mr. Wilkins was Chief Operating Officer and General Manager of HK Metalcraft Manufacturing, a manufacturer of metal assemblies, components and other precision products primarily for the auto industry. Mr. Wilkins' responsibilities included supervision of manufacturing, sales and customer service. From 1984 to 1988, Mr. Wilkins, as Vice President of Manufacturing, directed the manufacturing operations of the Scott Aviation, a Division of Figgie International, a producer of oxygen equipment and health and safety products.

T. RICHARD FISHBEIN

Mr. Fishbein has been a partner of the Cortec Group from 1987 to present. He also serves as a director of Atco Products, Inc. Mr. Fishbein formerly was Managing Director of Bear, Stearns & Co. Inc. from 1985 to 1987.

                               AXIA INCORPORATED





                          Metal Products Segment
                              -Nestaway Division
                              -Flexible Material Handling Division



                          Packaging Products Segement
                              -Fischbein Division
                              -Subsidiaries
                                  -Compagnie Fischbein, S.A. (Belgium)
                                  -Fischbein France S.A.R.L. (France)
                                  -Fischbein Packaging Pte Ltd. (Singapore)
                                  -Fischbein Ltd. (United Kingdom)



                          Construction Tools Segment
                              -Ames Division
                              -Subsidiaries
                                  -Ames Taping Tool Systems, Inc.
                                  -Ames Taping Tools of Canada Ltd.
                                  -Tape Tech Tool Co., Inc.




The chart above details the Company's operation by segment and not by management reporting organization. The Company has a Subsidiary in Denmark which has no employees and is not currently active in a trade or business. All subsidiaries are subsidiaries of the Company.

ITEM 2.  PROPERTIES

Real Estate and Facilities

     The Company believes it has adequate capacity to meet the current requirements of its customers. The major properties of the Company are listed below. The Company also leases several offices, three repair centers, a warehouse, and 64 stores. These locations are historically leased on a short-term basis of one to five years to provide maximum flexibility. The business conducted at these leased locations is relocatable and no individual lease or location is material to the Company.

                               AXIA INCORPORATED
                               -----------------
                           Real Estate and Facilities
                           --------------------------

                                                           SIZE IN
LOCATION                                                   SQ. FEET                PRINCIPAL PRODUCTS/TYPE OPERATION
--------                                                   --------                ---------------------------------

Garfield Heights, Cleveland, Ohio..............                                    Fabrication of dishdrainer racks, wire products,
         (Owned)                                           119,000                  and storage racks and assembly of material
                                                                                    handling conveyers

McKenzie, Tennessee............................             62,000                 Fabrication of dishracks
         (Owned)

Clinton, North Carolina........................             60,000                 Fabrication of dishracks
         (Owned)

Statesville, North Carolina....................             50,000                 Assembly and manufacture of industrial
         (Leased until February 1, 2003)                                            sewing and packaging machines

Brussels, Belgium..............................             25,000                 Assembly and warehousing of packaging
         (Owned)                                                                    machines

Paris, France..................................             17,000                 Assembly and distribution of packaging
         (Owned)                                                                    machines

Beaver Dam, Kentucky...........................             48,000                 Fabrication of dishracks, dishrack components
         (Owned)                                                                    and other formed wire products


 Domestic owned U.S. locations listed above are collateral under the Company's bank credit agreement. The Canal Winchester facility was closed and returned to the lessor in 1996 (see Item 1. BUSINESS - Customers).


ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in a number of lawsuits incidental to its business. Including the environmental matter discussed below, the Company believes that none of these proceedings, individually, or in the aggregate, will have a material adverse effect on the Company's financial condition or operating results (see Item 1. BUSINESS - Regulations; Environmental Matters and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources for further discussion of environmental matters).

     The Company's operations are subject to various Federal, state and local environmental laws and regulations. The Company believes that it is in substantial compliance with current laws and regulations. Based on information available at this time, the Company believes that compliance with current laws and regulations has not had, and is not expected to have, a material effect on the Company's financial condition or operating results.

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

     In 1994, a feasibility study prepared by environmental consultants engaged by the Company established a range of estimated remediation costs of $.7 million to $2.9 million, plus or minus 30% of those costs, with the most probable method of remediation being at the high end of the range. The Company established an accrual of $3.9 million for the costs of remediation. Remediation of the site is not expected to begin before 1998 and is dependent upon an agreement with the NYSDEC concerning the extent and method of remediation. As another property immediately adjoining the site has also been in the process of addressing concerns raised by NYSDEC, the Company has entered into discussions with parties responsible for said property in efforts to negotiate a joint remediation plan which would prove to be a more economical solution for both matters. In the event that this can be negotiated, the estimated costs to remediate the property would be at the lower end of the range discussed above. NYSDEC has recently expressed concern about the possible contamination of other properties adjacent to the site. The extent to which such alleged pollution may, or may not, have occurred, and the responsibility, has not been investigated or characterized.

     It is the Company's current intention to pursue its claims against other potentially responsible parties and the insurance companies that provided coverage when Bliss & Laughlin Steel Co. owned the Buffalo site and continue negotiations with the parties responsible for the adjoining property as discussed above (see also Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Guarantors are wholly-owned by the Company and the Company is wholly-owned by Holdings. There is no established public trading market for the common equity of the Guarantors, the Company, or Holdings.

ITEM 6.  SELECTED FINANCIAL DATA


                       AXIA INCORPORATED AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA


                                                   Predecessor Company
                                              ----------------------------
                                                 Year Ended       Period     Period     Year       Year
                                                 December 31       Ended      Ended     Ended      Ended
                                             ------------------  --------   --------   --------  --------
                                                                  Mar. 15    Dec. 31    Dec. 31   Dec. 31
Income Statement Data:                          1992     1993       1994       1994       1995      1996
----------------------                       --------  --------  --------   --------   --------  --------

Net revenues                                  $78,917   $87,767   $18,593    $81,304   $104,326  $104,787
Cost of revenues                               51,775    56,594    11,869     51,662     64,829    61,294
Charges for environmental matter/(1)/             376     1,430         -          -          -         -
Selling, general & administrative expenses     19,349    20,728     4,587     17,883     24,181    25,146
                                              -------   -------   -------   --------   --------  --------
Income from operations                        $ 7,417   $ 9,015   $ 2,137    $11,759   $ 15,316  $ 18,347

Interest expense                                8,018     7,084     1,500      5,300      6,596     5,123
Other expense (income)                         (1,226)     (144)     (122)      (301)       493        18
                                              -------   -------   -------   --------   --------  --------
Income from continuing operations
  before income taxes and
  extraordinary item                              625     2,075       759      6,760      8,227    13,206

Provision for income taxes                        260       861       315      3,116      3,338     5,730
                                              -------   -------   -------   --------   --------  --------
Income from continuing operations
  before extraordinary item                       365     1,214       444      3,644      4,889     7,476
Income from discontinued operations/(2)/       24,217         -         -          -          -         -
Loss on early extinguishment of debt                -         -         -          -          -       614
                                              -------   -------   -------   --------   --------  --------
Net income                                    $24,582   $ 1,214   $   444   $  3,644   $  4,889  $  6,862
                                              =======   =======   =======   ========   ========  ========


Balance Sheet Data:
--------------------------------------------

Current assets                                $22,863   $23,837   $25,491   $ 25,262   $ 27,012  $ 26,211
Total assets                                  $67,813   $67,963   $69,165   $104,397   $103,288  $ 99,331
Current liabilities                           $13,815   $16,717   $17,347   $ 17,390   $ 20,262  $ 18,849
Long-term debt, less current maturities       $52,055   $45,867   $45,956   $ 52,435   $ 43,507  $ 34,548
Stockholder's equity (deficit)/(3)/           $(7,960)  $(7,408)  $(7,058)  $ 20,796   $ 25,828  $ 32,118

/(1)/ Charges related to involvement in an environmental matter and action at a property formerly owned by a predecessor of AXIA (see Note 15 of Notes to the Consolidated Financial Statements).

/(2)/ On April 3, 1992, AXIA sold the assets of Goldblatt Tool Company and
      Jensen Tools, Inc. for cash and the assumption of certain liabilities at an after-tax gain of $23,540,000. Operations related to the assets sold are reflected as discontinued operations for the year ended December 31, 1992.

/(3)/ As part of the recapitalization of the Predecessor Company, which occurred on December 21, 1989, AXIA paid a $65,695,000 cash dividend on common stock and recognized a $617,000 premium on the redemption of previously outstanding shares of preferred stock, resulting in a stockholders' deficit at the end of 1989 and the succeeding periods until the acquisition of the Predecessor Company in 1994.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  AXIA Incorporated, the "Company," is a diversified manufacturer and marketer of (i) formed and coated wire products, material handling and storage equipment,
(ii) specialized packaging machinery, and (iii) tools and other products for finishing drywall in new and renovated housing and commercial construction. The Company's operations consist of three business segments; Metal Products Segment ("MPS"), Packaging Products Segment ("PPS"), and the Construction Tool Segment ("CTS").

  The Company was acquired by Holdings on March 15, 1994. As part of this acquisition (the "Transaction"), a substantial portion of the Company's outstanding debt was refinanced, a new credit agreement ("the Bank Facilities") was obtained and the Company and Holdings privately placed 21,000 units, each unit consisting of a $1,000 Note and three shares of Holdings common stock. As a result of the Transaction, certain recorded assets and liabilities of the Company were revalued pursuant to the purchase method of accounting at the estimated fair values as of that date.

  During the periods discussed below, except as may be noted, inflation and changing prices have not had, and are not expected to have, a material impact on the Company's net revenues or its income from operations.

  The financial results reported below for the twelve months ended December 31, 1994 include the applicable results of the Predecessor Company for the period ending March 15, 1994.

  The results presented and management discussion exclude the debt extinguishment costs incurred in 1996 due to the write off of unamortized capitalized debt financing costs with the refinancing of the Company's bank debt. Debt extinguishment costs were $1,024,000 on a pretax basis, $614,000 after tax.

  The following Table 1 summarizes the Company's Consolidated Statements of Income for the years ended December 31, 1996 , 1995, and 1994 (in thousands):


TABLE 1

                                                         Summary Income Statement
                                                         ------------------------
                                                                 Years Ended
                                                 Dec. 31, 1996  Dec. 31, 1995  Dec. 31, 1994
                                                 -------------  -------------  -------------

Net revenues                                          $104,787       $104,326        $99,897

Cost of revenues                                        61,294         64,829         63,531
Selling, general and administrative expenses            25,146         24,181         22,470
                                                      --------       --------        -------

Income from operations                                  18,347         15,316         13,896

Interest expense                                         5,123          6,596          6,800
Other expense (income)                                      18            493          ( 423)
                                                      --------       --------        -------

Income before income taxes and extraordinary item       13,206          8,227          7,519

Provision for income taxes                               5,730          3,338          3,431
                                                      --------       --------        -------

Income before extraordinary item                      $  7,476       $  4,889        $ 4,088
                                                      ========       ========        =======

     The following Table 2 presents, for the periods indicated, certain items in the Company's Consolidated Statements of Income as a percentage of total net revenues.


TABLE 2
                                    Percentage of Total Net Revenues
                                    --------------------------------
                                                    Years Ended
                                   Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994
                                   -------------   -------------   -------------

Net Revenues                           100.0%          100.0%          100.0%

Costs and expenses
  Cost of revenues                      58.5            62.1            63.6
  Selling, general and adminis-
   trative expenses                     24.0            23.2            22.5
  Interest expense                       4.9             6.3             6.8
  Other expense (income)                   -              .5             (.4)
  Provision for income taxes             5.5             3.2             3.4
                                       -----           -----           -----

Income before extraordinary item         7.1%            4.7%            4.1%
                                       =====           =====           =====


     The percentages for the year ended December 31, 1994 include the applicable results of the Predecessor Company.

     Table 3 below summarizes the net revenues and income from operations for the years ended December 31, 1996, 1995 and 1994 by business segment (in thousands):



TABLE 3
                                     Business Segment Operating Results
                                     ----------------------------------
                                                 Years Ended
                                Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994
                                -------------   -------------   -------------
Net Revenues

  Metal Products Segment             $ 45,669        $ 48,014         $50,880
  Packaging Products Segment           21,103          22,458          18,683
  Construction Tool Segment            38,015          33,854          30,334
                                     --------        --------         -------

Total Net Revenues                   $104,787        $104,326         $99,897
                                     ========        ========         =======

Income from Operations
  Metal Products Segment             $  9,081        $  8,832         $ 9,832
  Packaging Products Segment            2,251           2,191           1,627
  Construction Tool Segment            10,157           7,569           6,307
  Corporate and Eliminations           (3,142)         (3,276)         (3,870)
                                     --------        --------         -------

Income from Operations               $ 18,347        $ 15,316         $13,896
                                     ========        ========         =======

     The amounts for the year ended December 31, 1994 include the applicable results of the Predecessor Company.

     The Company has restated its segment data to reflect similarity of product lines rather than divisional organization. Management believes the new segment format more appropriately reflects similarities of manufacturing processes as well as the shared production facility in Cleveland, Ohio. As a result, the storage rack and conveyor product lines, formerly included with bag closing and bag making operations comprising the Packaging Product Segment (formerly reported as the Fischbein business segment), are now combined with formed and coated wire products as the Metal Products Segment. These products represented less than 14% of the total revenues at MPS in 1996 and less than 6% of the Company's total revenues.

RESULTS OF OPERATIONS

                       1996 OPERATIONS COMPARED TO 1995

  Consolidated net revenues increased .4% to $104,787,000 in 1996 from $104,326,000 in 1995. Revenue growth was primarily the result of increased rental revenues of automatic taping tools in the Company's CTS business segment. Store merchandise sales also improved at CTS. This revenue growth offset the impact of a termination of a supply contract with a MPS dishrack customer, which resulted in a revenue decline of $3,459,000 from 1995.

  Cost of revenues decreased 5.5% to $61,294,000 in 1996 from $64,829,000 in 1995. The gross profit margin improvement was primarily attributable to changes in product and customer mix with revenue growth in the higher margin CTS business segment. Margins also improved at MPS and PPS due to cost reductions as discussed below.

  Consolidated selling, general and administrative expenses (SG&A) increased 4.0% to $25,146,000 in 1996 from $24,181,000 in 1995. This was primarily attributable to additional marketing programs and bad debt expense incurred to support revenue growth within the Company's CTS business segment.

  Interest expense decreased 22.3% to $5,123,000 in 1996 from $6,596,000 in 1995. In addition to lower debt outstanding, the Company's interest rates were lowered 1.50% on its bank debt as a result of a refinancing which occurred in June 1996.

  Other expense decreased to $18,000 in 1996 compared to $493,000 in 1995. The Company recorded income in 1996 of $179,000 as a result of a distribution relating to past claims received from the liquidation of an insurance company. In 1995, the Company had recorded unusual charges for the scrapping of taping tools ($148,000) and the consolidation of two tool repair centers ($158,000).

  Income before taxes (IBT) increased 60.5% to $13,206,000 in 1996 from $8,227,000 in 1995. As discussed in the preceding paragraphs, this improvement was principally the result of rental revenue growth and lower interest expense.

  Income taxes in 1996 were 43.4% of IBT compared to 40.6% in 1995. The Company's effective tax rates increased for federal, state and foreign taxing authorities.

METAL PRODUCTS SEGMENT Net revenues decreased 4.9% to $45,669,000 in 1996 from $48,014,000 in 1995. The decrease was primarily attributable to the termination of a supply contract with a dishrack customer which resulted in a decline in revenues of $3,459,000.

  Cost of revenues decreased 7.1% to $32,655,000 in 1996 from $35,150,000 in 1995. The decrease was primarily attributable to the decline in revenues discussed above. Gross profit margins improved for both coated and formed wire products and material handling equipment due primarily to product and customer mix. MPS had incurred nonrecurring expenses in 1995 due to the startup of a new style dishdrainer and the inception of the coating of all dishdrainers. In 1996, MPS recorded lower workers' compensation premiums, real estate and personal property taxes, and postretirement benefit costs.

  Selling, general and administrative expenses decreased 2.5% to $3,933,000 in 1996 from $4,032,000 in 1995. The Company recorded lower professional service fees in 1996 including the reversal of $100,000 in legal fees accrued in 1995.

  As a result of the gross profit margin improvement and reductions in selling, general and administrative expenses discussed in the preceding paragraphs, income from operations increased 2.8% to $9,081,000 in 1996 from $8,832,000 in 1995.

PACKAGING PRODUCTS SEGMENT Net revenues decreased 6.0% to $21,103,000 in 1996 from $22,458,000 in 1995. In 1995, the Company recorded revenues of $563,000 from the sale of bag making equipment, a product line which was discontinued in that year. The Company also recorded in 1995 additional revenues of $971,000 from the elimination of a one-month lag in financial reporting by its foreign subsidiaries. (The impact on operating income was not material.) Additionally, currency changes resulted in a reduction in revenues of $610,000 in 1996.

  Cost of revenues decreased 7.8% to $13,423,000 in 1996 from $14,554,000 in 1995. The decrease was primarily attributable to the decline in revenues. New equipment acquisitions in 1995 and 1996 permitted PPS to bring in-house to Statesville, North Carolina, the manufacture of certain components. This and other cost reduction programs improved gross profit margins.

  Selling, general and administrative expenses decreased 5.0% to $5,429,000 in 1996 from $5,713,000 in 1995. PPS had recorded a nonrecurring bad debt charge of $240,000 in 1995.

  As a result of the gross profit margin improvement and reductions in selling, general and administrative expenses discussed in the preceding paragraphs, income from operations increased 2.7% to $2,251,000 in 1996 from $2,191,000 in 1995.

CONSTRUCTION TOOL SEGMENT Net revenues increased 12.3% to $38,015,000 in 1996 from $33,854,000 in 1995. Revenue growth was attributable to increased tool rentals, merchandise sales, and the sale of automatic taping tools.

  Cost of revenues increased .6% to $15,216,000 in 1996 from $15,125,000 in 1995. The Company recorded improved operating margins due to reduced ongoing repair expenses for rental tools, including lower parts consumption. This included a one-time gain of $329,000 recorded in the fourth quarter as a result of a change in the method of estimating tool repair costs for ATF tools in repair centers and on rent.

  Selling, general and administrative expenses increased 13.3% to $12,642,000 in 1996 from $11,160,000 in 1995. The increase was primarily attributable to added marketing programs and an increase in bad debt expense in conjunction with revenue growth.

  As a result of the changes discussed in the preceding paragraphs, income from operations increased 34.2% to $10,157,000 in 1996 from $7,569,000 in 1995.


                       1995 OPERATIONS COMPARED TO 1994


  Consolidated net revenues increased 4.4% to $104,326,000 in 1995 from $99,897,000 in 1994. Revenue growth was primarily the result of increased sales of bag closing equipment in the Company's PPS business segment, primarily in Europe, and increased revenues from the rental of automatic taping tools in the Company's CTS business segment. CTS' revenues improved due to the increased number of tools rented and a price increase. Revenues improved despite the loss of a dishrack customer at MPS, who accounted for revenues of $7,583,000 in 1994.

  Consolidated cost of revenues increased 2.0% to $64,829,000 in 1995 from $63,531,000 in 1994. This increase was primarily attributable to the related increase in volume. In 1994, the Company recorded $500,000 in charges for realignment of production capacity, including a possible plant closing, within the Company's MPS business segment.

  Consolidated selling, general and administrative expenses (SG&A) increased 7.6% to $24,181,000 in 1995 from $22,470,000 in 1994. The SG&A increase was attributable to volume growth, goodwill amortization from the Transaction, an increase in certain benefit costs, and marketing expenses incurred to expand the market for automatic taping tools.

  Interest expense declined 3.0% to $6,596,000 in 1995 from $6,800,000 in 1994. This decrease resulted from the restructuring of the Company's debt with the Transaction. Increased interest rates on the Company's variable rate debt were offset by lower amounts outstanding.

  Other expense increased to $493,000 in 1995 from other income of $423,000 in 1994. The increase was primarily attributable to the reduction in dividend income from the Company's investment in Andamios Atlas, an unconsolidated Mexican company. The Company recorded income of $282,000 from this investment in 1994 and no dividends were paid in 1995. The Company recorded losses of $148,000 on the scrapping of taping tools at CTS in 1995. Additionally, CTS recorded a charge in 1995 of $158,000 for the consolidation of two of its tool repair centers.

  Income before taxes (IBT) increased 9.4% to $8,227,000 in 1995 from $7,519,000 in 1994. As discussed in the preceding paragraphs, this improvement was principally the result of increased revenue volume and profit margin improvement.

  Income taxes in 1995 were 40.6% of IBT in 1995 compared to 45.6% in 1994. The Company's effective tax rate decreased primarily as a result of lower estimated state tax liability.

  The following is an analysis of operating results for the MPS, PPS and CTS business segments.

METAL PRODUCTS SEGMENT Net revenues decreased 5.6% to $48,014,000 in 1995 from $50,880,000 in 1994. The revenue decline was the result of the loss of dishrack business with one customer who accounted for revenues of $7,583,000 in 1994, which was partially offset by increases in business with other customers including Rubbermaid.

  Cost of revenues decreased 6.7% to $35,150,000 in 1995 from $37,637,000 in 1994. The decrease in cost of revenues was primarily attributable to the decrease in volume discussed above.

  Selling, general and administrative expenses increased 18.2% to $4,032,000 in 1995 from $3,411,000 in 1994. Professional fees increased $276,000 largely as a result of increased outside services including legal. MPS also began the investment in personnel necessary to provide the engineering and marketing expertise to broaden the business segment's product lines. Twelve months of goodwill amortization was recorded in 1995, as a result of the Transaction, compared to a partial year in 1994.

  As a result of the change in revenues and other items, income from operations decreased 10.2% to $8,832,000 in 1995 from $9,832,000 in 1994.

PACKAGING PRODUCTS SEGMENT Net revenues for the PPS business segment increased 20.2% to $22,458,000 in 1995 from $18,683,000 in 1994. Bag closing revenues increased as PPS' European operations revenues improved $4,974,000. This was, in part, due to a one-time increase in revenues of $971,000 from the elimination of a one month lag in financial reporting. (The impact on operating income was not material.) The fluctuation in currency translation also resulted in an increase of $919,000 for the year. The bag making operations of MAMCO were terminated in 1995 resulting in a reduction of $558,000 in revenues compared to 1994.

  Cost of revenues increased 16.5% to $14,554,000 in 1995 from $12,490,000 in 1994. Volume changes discussed above were the primary factors.

  Selling, general and administrative expenses increased 25.1% to $5,713,000 in 1995 from $4,566,000 in 1994. The increase was attributable primarily to volume. PPS added additional staff involved in the development of new product offerings and the redesign of current bag closing equipment. PPS also recorded an increase of $190,000 in bad debt expense due to the financial condition of a distributor.

  As a result of the factors discussed in the preceding paragraphs, income from operations for the PPS business segment increased 34.7% to $2,191,000 in 1995 from $1,627,000 in 1994.

CONSTRUCTION TOOL SEGMENT Net revenues increased 11.6% to $33,854,000 in 1995 from $30,334,000 in 1994. The growth was the result of the increased rental of automatic taping tools and a price increase on tool rentals. The price increase accounted for 6.8% of the improvement in revenues from 1994.

  Cost of revenues increased 12.8% to $15,125,000 in 1995 from $13,404,000 in 1994. This increase was primarily attributable to the related revenue increases.

  Selling, general and administrative expenses increased 5.1% to $11,160,000 in 1995 from $10,623,000 in 1994. An increase in marketing costs was necessary to support programs developed to increase tool rentals and position the Company for volume growth. Bad debt expense increased $176,000 in conjunction with revenue growth.

  As a result of the factors discussed in the preceding paragraphs, income from operations increased 20.0% to $7,569,000 in 1995 from $6,307,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

  The Company entered into a new bank credit agreement on June 27, 1996, which reduced the interest rate on its variable rate bank loans by 1.25% to 1.50%, depending on the maintaining of certain ratios and Subordinated Note repurchases. The new loan agreement originally consisted of a $25,000,000 term loan and up to $15,000,000 in available funds under a revolving credit loan. The term loan matures in equal quarterly installments beginning September 30, 1996, with the final payment due on December 31, 2000. Subsequent to December 31, 1996, the Company negotiated an amendment to the agreement to increase the revolving credit loan to $20,000,000. Management believes that, in addition to reducing its interest costs, this financing provides better financial flexibility and will be sufficient to meet the Company's current expectations through the period of the agreement.

  The refinancing of the bank credit agreement resulted in a writeoff of the unamortized deferred financing costs from the previous loan agreement. This amount, $614,000 net of tax, is identified as an extraordinary item in the Consolidated Statements of Income.

  The Company has the option of redeeming all or a portion of its Subordinated Notes after March 15, 1997 with a 4.4% premium. Management anticipates that it may repurchase and extinguish an undetermined amount of the Notes in 1997, depending on certain factors, including pricing, the cost of the transaction, and prevailing interest rates. The revolving credit loan will be utilized to facilitate the transaction.

  The Company paid down $9,155,000 in debt. The Company had no outstanding balance on its revolving credit loan at December 31, 1996.

  At December 31, 1996, the Company had working capital of $7,362,000 compared to working capital of $6,750,000 at December 31, 1995. The working capital increase was primarily attributable to additional cash. At December 31, 1996, receivables declined $1,670,000 from December 31, 1995 due to lower revenues in December and O.E.M. customers utilizing standard accounts payable discounts. Inventories also declined $228,000 due to the permanent closure of a dishrack facility and the temporary shutdown of another.

  The only material environmental remedial obligation known to management is related to a Buffalo facility formerly operated by the Company's predecessor, Bliss & Laughlin Steel Co. A feasibility study completed in 1994 established a range of estimated total costs of $686,000 to $2,887,000, plus or minus 30% of those costs with the most probable manner of remediation at the higher end of this range. The Company has established a reserve of $3,900,000 for remediation of this site. Management believes remediation is not likely to commence prior to 1998 and the Company believes other entities may also be liable for a portion of these costs. In addition, the Company has notified the insurance companies it has identified as having provided coverage during the time period of the Company's ownership of the property. The initial response of those insurance companies was to deny coverage for the liability costs. NYSDEC has recently expressed concern about the possible contamination of other properties adjacent to the site formerly owned by the Company. The extent to which such alleged pollution may, or may not, have occurred, and the responsibility, has not been investigated or characterized. The Company expects to utilize its revolving loan capacity, which the Company expects to maintain through new or amended credit agreements for the foreseeable future, to remediate the site. As another property adjoining the site has also been in the process of addressing concerns raised by NYSDEC, the Company has entered into discussions with parties responsible for said property in efforts to negotiate a joint remediation plan which would prove a more economical solution for both matters. It is the Company's current intention to pursue its claims against other potentially responsible parties and the insurance companies that provided coverage when Bliss & Laughlin Steel Co. owned the Buffalo site and continue negotiations with the parties responsible for the adjoining property (see also Item 3. LEGAL PROCEEDINGS).

  As a result of dishrack sourcing decisions made by its customers in 1996, the Company shut down a leased production facility in Canal Winchester, Ohio, and temporarily idled a second plant in Clinton, North Carolina. The Clinton facility is expected to resume operations in 1997. The Beaver Dam, Kentucky, plant, shut down in 1994 due to a customer's decision to utilize an alternative source of supply, was reopened in 1996 to produce dishrack components, lower volume dishracks, and other formed and coated wire products. During 1996, the Company charged $980,000 of costs incurred against a facility realignment reserve established in prior periods. The Company had $624,000 accrued at December 31, 1996 in estimation of further costs to be incurred in 1997.

  Capital expenditures were $3,862,000 for the year ended December 31, 1996 compared to $3,853,000 for the year ended December 31, 1995. Cash provided by operating activities and credit availability is expected to be sufficient to cover the financing of anticipated capital requirements in future periods.

  While both the Bank Facilities agreement and the Indenture of AXIA Incorporated, issuer, ("Indenture") governing the Notes, restrict the Company's ability to incur additional indebtedness, management, based upon the budgets prepared by its business segments, believes that its cash flow from operations and its revolving loan capacity will be sufficient to meet its operational requirements, loan maturities and capital needs for 1997 and 1998.

  The Company was in compliance with all terms and restrictive covenants of its credit agreements as of December 31, 1996.

OTHER MATTERS

  In 1996, the Company adopted Financial Accounting Standards Board Statement No. 121 ("SFAS 121"), "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed of." SFAS 121 governs the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to the assets to be held and used. SFAS 121 also establishes accounting standards for long-lived assets and certain intangibles to be disposed of. The adoption of SFAS 121 did not have a material impact on the financial position or the results of operations of the Company.

  This report contains various forward-looking statements, including financial, operating and other projections. There are many factors that could cause actual results to differ materially, such as: adoption of new environmental laws and regulations and changes in the way such laws and regulations are interpreted and enforced; general business conditions, such as the level of competition, changes in demand for the Company's services and the strength of the economy in general. These and other factors are discussed in this report and other documents the Company has filed with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company called for by this Item 8, together with the report thereon of the independent accountants dated March 6, 1997, are set forth on pages 20 to 47 inclusive. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.



                               AXIA INCORPORATED
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Pages

Consolidated Balance Sheets as of December 31, 1996 and 1995             20

Consolidated Statements of Stockholder's Equity (Deficit) for
 the periods ended December 31, 1996, December 31, 1995,
 December 31, 1994, and March 15, 1994.                                  21

Consolidated Statements of Income for the periods ended
 December 31, 1996, December 31, 1995, December 31, 1994,
 and March 15, 1994.                                                     22

Consolidated Statements of Cash Flows for the periods ended
 December 31, 1996, December 31, 1995, December 31, 1994,
 and March 15, 1994.                                                     23

Notes to the Consolidated Financial Statements                        24-46

Independent Auditors' Report                                             47

                      AXIA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1996 AND DECEMBER 31, 1995
                            (Dollars in thousands)

ASSETS                                                    1996                  1995
------                                                  --------              --------
CURRENT ASSETS:
  Cash and cash equivalents                             $ 1,716               $     45
  Accounts receivable, net                               10,687                 12,357
  Inventories                                             9,086                  9,314
  Prepaid income taxes and other current assets           1,695                  1,971
  Deferred income tax benefits                            3,027                  3,325
                                                        -------               --------
     Total Current Assets                               $26,211               $ 27,012
                                                        -------               --------

PLANT AND EQUIPMENT AT COST:
  Land                                                  $   521               $    521
  Buildings and improvements                              6,509                  6,617
  Machinery and equipment                                23,149                 22,218
  Equipment leased to others                              6,040                  4,174
                                                        -------               --------
                                                        $36,219               $ 33,530
  Less: Accumulated depreciation                         11,346                  7,491
                                                        -------               --------
     Net Plant and Equipment                            $24,873               $ 26,039
                                                        -------               --------

OTHER ASSETS:
  Goodwill, net                                         $34,679               $ 35,631
  Intangible assets, net                                    377                    721
  Deferred charges, net                                  12,213                 12,893
  Investment in affiliate                                   900                    900
  Other assets                                               78                     92
                                                        -------               --------
     Total Other Assets                                 $48,247               $ 50,237
                                                        -------               --------

TOTAL ASSETS                                            $99,331               $103,288
                                                        =======               ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                  $ 6,647               $  6,650
  Accounts payable                                        3,655                  4,137
  Accrued liabilities                                     8,547                  9,316
  Accrued income taxes                                        -                    159
                                                        -------               --------
     Total Current Liabilities                          $18,849               $ 20,262
                                                        -------               --------

NON-CURRENT LIABILITIES:
  Long-term debt, less current maturities               $34,548               $ 43,507
  Other non-current liabilities                          11,050                 11,025
  Deferred income taxes                                   2,766                  2,666
                                                        -------               --------
     Total Non-Current Liabilities                      $48,364               $ 57,198
                                                        -------               --------

STOCKHOLDER'S EQUITY:
  Common stock, $.01 par value
  100 shares issued and outstanding                     $     -               $      -
  Additional paid-in capital                             16,723                 16,723
  Retained earnings                                      15,395                  8,533
  Additional minimum pension liability                     (324)                   (54)
  Cumulative translation adjustment                         324                    626
                                                        -------               --------
     Total Stockholder's Equity                         $32,118               $ 25,828
                                                        -------               --------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                                  $99,331               $103,288
                                                        =======               ========


        The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                      AXIA INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
     FOR THE PERIODS ENDED DEC. 31, 1996, DEC. 31, 1995, DEC. 31, 1994 AND
                                 MAR. 15, 1994
                            (Dollars in thousands)


                                         Common Stock
                                             Par
                                        -------------   Additional   Retained    Minimum                Cumulative
                                        Class   Class     Paid-in    Earnings    Pension    Treasury   Translation
                                          A       B       Capital    (Deficit)  Liability     Stock    Adjustments
                                        ------  ------  -----------  ---------  ----------  ---------  -----------
PREDECESSOR COMPANY:
  BALANCE, DEC. 31, 1993                $ 560   $ 203      $ 8,608   $(15,889)     $(348)     $(786)      $ 244
                                        =====   =====      =======   ========      =====      =====       =====

   Net income                               -       -            -        444          -          -           -
   Cumulative translation adjustment        -       -            -          -          -          -          90
   Other                                    -       -         (188)         4          -          -           -
                                        -----   -----      -------   --------      -----      -----       -----

  BALANCE, MAR. 15, 1994                $ 560   $ 203      $ 8,420   $(15,441)     $(348)     $(786)      $ 334
   (Pre-acquisition)


AXIA INCORPORATED:
  Acquisition adjustments:
  Eliminate Predecessor
    Company equity                       (560)   (203)      (8,420)    15,441        348        786        (334)
   Contribution from Holdings               -       -       16,876          -          -          -           -
                                        -----   -----      -------   --------      -----      -----       -----

 BALANCE, MAR. 15, 1994                 $   -   $   -      $16,876   $      -      $   -      $   -       $   -
  (Post Acquisition)                    =====   =====      =======   ========      =====      =====       =====

  Net income                                -       -            -      3,644          -          -           -
  Contribution from Holdings                -       -           75          -          -          -           -
  Cumulative translation adjustment         -       -            -          -          -          -         304
  Other                                     -       -         (103)         -          -          -           -
                                        -----   -----      -------   --------      -----      -----       -----

 BALANCE, DEC. 31, 1994                 $   -   $   -      $16,848   $  3,644      $   -      $   -       $ 304
                                        =====   =====      =======   ========      =====      =====       =====

  Net income                                -       -            -      4,889          -          -           -
  Stock repurchase                          -       -         (125)         -          -          -           -
  Cumulative translation adjustment         -       -            -          -          -          -         322
  Other                                     -       -            -          -        (54)         -           -
                                        -----   -----      -------   --------      -----      -----       -----

 BALANCE, DEC. 31, 1995                 $   -   $   -      $16,723   $  8,533      $ (54)     $   -       $ 626
                                        =====   =====      =======   ========      =====      =====       =====

  Net income                                -       -            -      6,862          -          -           -
  Cumulative translation adjustment         -       -            -          -          -          -        (302)
  Other                                     -       -            -          -       (270)         -           -
                                        -----   -----      -------   --------      -----      -----       -----

 BALANCE, DEC. 31, 1996                 $   -   $   -      $16,723   $ 15,395      $(324)     $   -       $ 324
                                        =====   =====      =======   ========      =====      =====       =====



        The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
    FOR THE PERIODS ENDED DEC. 31, 1996, DEC. 31, 1995, DEC. 31, 1994, AND
                                 MAR. 15, 1994
                            (Dollars in thousands)


                                                                                      Predecessor
                                                                                        Company
                                                                                     -------------
                                        Year Ended     Year Ended    Mar. 16, 1994   Jan.  1, 1994
                                       December 31,   December 31,         to              to
                                           1996           1995       Dec. 31, 1994   Mar. 15, 1994
                                       ------------   ------------   -------------   -------------

  Net sales                                $ 79,771       $ 81,914         $65,543         $15,047
  Net rentals                                25,016         22,412          15,761           3,546
                                            -------        -------          ------          ------

NET REVENUES                               $104,787       $104,326         $81,304         $18,593

  Cost of sales                              52,434         55,171          45,133          10,225
  Cost of rentals                             8,860          9,658           6,529           1,644
  Selling, general and
     administrative expenses                 25,146         24,181          17,883           4,587
                                            -------        -------          ------          ------

INCOME FROM OPERATIONS                     $ 18,347       $ 15,316         $11,759         $ 2,137

  Interest expense                            5,123          6,596           5,300           1,500
  Interest income                               (39)           (44)            (61)            (17)
  Other expense (income), net                    57            537            (240)           (105)
                                            -------        -------          ------          ------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                       $ 13,206       $  8,227         $ 6,760         $   759

  Provision for income taxes                  5,730          3,338           3,116             315
                                            -------        -------          ------          ------

INCOME BEFORE EXTRAORDINARY ITEM           $  7,476       $  4,889         $ 3,644         $   444

EXTRAORDINARY ITEM:
  Loss on early extinguishment of
  debt, net of income taxes of $410
  (see Notes 5 and 7)                           614              -               -               -
                                            -------        -------          ------          ------

NET INCOME                                 $  6,862       $  4,889         $ 3,644         $   444
                                            =======        =======          ======          ======



    The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.


                                                         AXIA INCORPORATED AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE PERIODS ENDED DEC. 31, 1996, DEC. 31, 1995, DEC. 31, 1994, AND MAR. 15, 1994
                                                                (Dollars in thousands)

                                                                                                              Predecessor
                                                                                                                Company
                                                                                                             --------------
                                                               Jan. 1, 1996    Jan. 1, 1995   Mar. 16, 1994    Jan. 1, 1994
                                                                    to              to              to              to
                                                              Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994   Mar. 15, 1994
                                                              --------------  --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  6,862         $ 4,889        $  3,644         $   444
Adjustments to reconcile net income
 to net cash provided by (used in) operating activities:
  Depreciation and amortization                                       6,716           6,380           5,444           1,075
  Extraordinary item-write off of deferred financing costs            1,024               -               -               -
  Deferred income tax provision (benefit)                               398             753             379             (47)
  Loss (gain) on disposal of fixed assets                                14             184              27              (1)
  Provision for losses on accounts receivable                         1,499           1,049             629             115
  Provision for obsolescence of inventories                             592             (20)            176              17
  Credit to pension expense                                            (275)           (166)            (79)              -
  Changes in assets and liabilities:
   Accounts receivable                                                  (15)         (1,291)         (1,621)           (312)
   Inventories                                                         (501)         (1,146)            593          (1,157)
   Accounts payable                                                    (433)            651            (191)            365
   Accrued liabilities                                                 (437)           (308)         (2,014)          1,036
   Other current assets                                                 270            (706)            (52)            (35)
   Income taxes payable                                                (151)            569             933             402
   Other non-current assets                                            (176)           (408)           (109)           (167)
   Other non-current liabilities                                         25            (479)             72             133
                                                                   --------         -------        --------         -------
 Net Cash Provided by Operating Activities                         $ 15,412         $ 9,951        $  7,831         $ 1,868


CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                                 (3,862)         (3,853)         (2,676)           (445)
  Proceeds from sale of fixed assets                                     55             281             319               7
  Acquisition of Predecessor Company                                      -               -         (22,952)              -
                                                                   --------         -------        --------         -------
 Net Cash (Used in) Investing Activities                           $ (3,807)        $(3,572)       $(25,309)        $  (438)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from other long-term debt                                 25,411             296          59,223              15
  Payments of other long-term debt                                  (34,566)         (7,374)        (55,033)            (72)
  Net decrease in Revolving Credit Loan                                   -               -               -            (700)
  Payments of deferred financing costs                                 (426)              -          (3,637)              -
  Other equity transactions                                            (301)           (166)             (6)           (195)
  Contribution from Holdings                                              -               -          15,552               -
                                                                   --------         -------        --------         -------
 Net Cash (Used in) Provided by Financing Activities               $ (9,882)        $(7,244)       $ 16,099         $  (952)



EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (52)             38              24              16
                                                                   --------         -------        --------         -------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                              $  1,671         $  (827)       $ (1,355)        $   494

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                               45             872           2,227           1,733
                                                                   --------         -------        --------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  1,716         $    45        $    872         $ 2,227
                                                                   ========         =======        ========         =======



        The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994


NOTE 1  ACCOUNTING POLICIES

NATURE OF BUSINESS

  AXIA Incorporated, the "Company," is a diversified manufacturer and marketer of (i) formed and coated wire products, material handling and storage equipment,
(ii) specialized packaging machinery, and (iii) tools and other products for finishing drywall in new and renovated housing and commercial construction.

PRINCIPLES OF CONSOLIDATION

  The Consolidated Financial Statements include AXIA INCORPORATED AND SUBSIDIARIES (the "Company"). All significant intercompany items are eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

  Assets and liabilities of foreign subsidiaries are translated at the current rate of exchange at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments have been excluded from the results of operations and are reported as a separate component of Stockholder's Equity (Deficit) Gains and losses resulting from foreign currency transactions, which are not material, are included in the Consolidated Statements of Income.

CASH AND CASH EQUIVALENTS

  Cash equivalents are carried at cost, which approximates market. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

  Inventories are stated at the lower of first-in, first-out (FIFO) cost or market.

PLANT AND EQUIPMENT

  Depreciation is provided over the following useful lives:

               Buildings and improvements..................2-30 years
               Machinery and equipment.....................3-12 years
               Equipment leased to others.....................7 years

  Depreciation on plant and equipment is provided on the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Accelerated methods and lives are used for income tax purposes. Expenditures for maintenance and repairs are charged to expense when incurred. Expenditures for renewals and betterments are capitalized and depreciated over the estimated remaining useful lives of the assets.

  The original cost and related accumulated depreciation of assets sold or retired are removed from the applicable accounts, with any gain or loss resulting from the transaction included in income.

INCOME TAXES

  Income tax provisions are made for the estimated amount of income taxes on reported earnings which are payable currently and in the future.

  As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the deferred tax provision is determined using the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statements and the tax basis of assets and liabilities as determined using presently enacted tax laws and the appropriate tax rates.

DEFERRED CHARGES, INTANGIBLE ASSETS AND GOODWILL

  Amortizable loan costs, organization costs, patents, customer lists, and other intangible assets and deferred charges are stated in the accompanying Consolidated Balance Sheets net of amortization and are amortized over their estimated useful lives, which range from 2 to 16 years.

  Goodwill represents the excess purchase price paid over the estimated fair value of the net assets acquired in the March 15, 1994 merger. Goodwill is stated net of amortization and is being amortized on a straight-line basis for a period of not more than 40 years. Subsequent to its acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted operating income (before goodwill amortization) over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

  Certain amounts in previously issued financial statements have been reclassified to conform with current year classifications.

NEW ACCOUNTING PRONOUNCEMENT

  In 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to Be Disposed Of."   The adoption of SFAS 121 did not have a
material impact on the financial position or results of operations of the Company.

NOTE 2  ACQUISITION AND REFINANCING

  On March 15, 1994, AXIA Incorporated (the "Predecessor Company") was acquired as part of a merger with a newly-formed company, Axia Acquisition Corp. ("Acquisition"), a Delaware corporation, with the surviving corporation continuing under the name AXIA Incorporated (the "Company", including reference to the Predecessor Company where appropriate Acquisition was formed solely for the purpose of merging into the Company. Acquisition was incorporated on January 13, 1994, and issued 100 shares of its $.01 par value common stock to Axia Holdings Corp. ("Holdings") on March 1, 1994. Other than the stock issuance, Acquisition had no activity until its concurrent contribution from Holdings and its merger with Predecessor Company on March 15, 1994.

  Holdings, a newly-formed Delaware company, owns 100% of Acquisition. Holdings was capitalized by aggregate equity contributions of approximately $15.1 million, including $13.9 million in cash and the balance in shares of common stock of the Company valued at $1.2 million (contributed by continuing senior managers of the Company Holdings contributed this $15.1 million plus an additional $1.8 million (raised in the private placement described below) to Acquisition.

  The equity contributions from Holdings and a portion of the proceeds from the issuance of debt described below were used to pay the $20.5 million merger price to the holders of the Company's common stock and stock options. Due to the substantial change in controlling interest in the Company, the Company reflected a complete change in its accounting basis of its assets and liabilities from Predecessor Company historical cost to estimated fair value as of March 15, 1994.

  Concurrent with the merger, a substantial portion of the Predecessor Company's outstanding debt, including all of the outstanding balances of the Senior Notes, the Term Notes and the Revolving Credit Loan, was refinanced. In addition, the surviving company privately placed 21,000 units of a combined debt and equity package whereby each unit represented a $1,000 Subordinated Note and 3 shares of Holdings' common stock ("Subordinated Units").

  Goodwill of the surviving company as of December 31, 1996, represents the excess purchase price paid over the estimated fair value of the net assets acquired, excluding Predecessor Company goodwill, in the March 15, 1994 merger. The merger was accounted for as a purchase and resulting goodwill of $37.4 million was recorded as of the acquisition date. Goodwill is stated within the Consolidated Balance Sheets net of amortization and is being amortized on a straight-line basis over forty years (see Note 5).

  Financing costs paid or accrued by the Company and associated with the debt issued in the refinancing totaled $3.6 million. Such costs were deferred and are being amortized over the term of the issued debt. The Company wrote off $1.0 million of an unamortized portion of these costs as a result of a refinancing discussed in Note 7. The Senior Subordinated Notes were issued with a $1.8 million discount which are being amortized over the term of the issue.

  The following table illustrates the unaudited pro forma results of operations of the Company for the year ended December 31, 1994, as if the merger and refinancing occurred on January 1, 1994 (in thousands):

                                      Year Ended
                                     Dec. 31, 1994
                                       Pro Forma
                                     -------------

       Net revenues                     $99,897
       Income from operations            13,423
       Income before income taxes         7,177
       Net income (loss)                  3,813

  The preceding pro forma balances reflect the effect of an increase in goodwill amortization and depreciation expense, a net reduction in interest expense, a $.5 million annual management fee charged by Cortec Capital Corporation, a reduction of pension credits and the income tax effect of these adjustments.

NOTE 3  ACCOUNTS RECEIVABLE

  Trade accounts receivable are stated net of allowance for doubtful accounts. Transactions affecting the allowance for doubtful accounts are shown in the following table (in thousands):

                                                                                            Predecessor
                                                                                              Company
                                                                                            -----------
                                      December 31,      December 31,      December 31,       March 15,
                                          1996              1995              1994              1994
                                      ------------      ------------      ------------      -----------

Balance, beginning of period             $1,140            $  942             $ 833            $ 859
Additions, charged to income              1,499             1,049               629              115
Deductions, write-off
 of uncollectible accounts,
 net of recoveries                       (1,148)             (851)             (520)            (141)
                                         ------            ------             -----            -----
Balance, end of period                   $1,491            $1,140             $ 942            $ 833
                                         ======            ======             =====            =====

  The Company is a diversified distributor, marketer and manufacturer of a wide range of high quality products used in the construction industry and agricultural and durable goods businesses. As such, its customers range from individual entrepreneurs to large corporations.


NOTE 4  INVENTORIES

  Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The cost elements included in inventories are material, labor and factory overhead.

Inventories, net of reserves of $546,000 and $449,000 as of December 31, 1996 and 1995, respectively, consist of
(in thousands):



                                   December 31,  December 31,
                                      1996         1995
                                   ------------  ------------

          Raw materials               $4,653       $5,108
          Work in process                854          935
          Finished goods               3,579        3,271
                                      ------       ------
            Total inventories         $9,086       $9,314
                                      ======       ======


NOTE 5   GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGES

   Goodwill, intangible assets and deferred charges consist of the following (in thousands):


                                                      December 31,  December 31,
                                                          1996          1995
                                                      ------------  ------------

          Goodwill                                       $37,380       $37,380
          Less amortization                                2,701         1,749
                                                         -------       -------
           Goodwill, net                                 $34,679       $35,631
                                                         =======       =======

          Patents                                        $   529       $   529
          Noncompete agreements                                -           328
          Customer lists                                     223           223
          Other intangibles                                  611           468
                                                         -------       -------
           Subtotal                                      $ 1,363       $ 1,548
          Less amortization                                  986           827
                                                         -------       -------
           Intangible assets, net                        $   377       $   721
                                                         =======       =======

          Prepaid pension costs                          $ 7,690       $ 7,370
          Life insurance deposits                          3,297         3,198
          Deferred financing costs                         1,632         3,544
          Other deferred charges                             147           202
                                                         -------       -------
           Subtotal                                      $12,766       $14,314
          Less amortization                                  553         1,421
                                                         -------       -------
           Deferred charges, net                         $12,213       $12,893
                                                         =======       =======

     Total amortization expense related to the above assets was $1,842,000 for the period ended December 31, 1996, $2,113,000 for the period ended December 31, 1995, $1,924,000 for the period ended December 31, 1994 and $252,000 for the period ended March 15, 1994. As a result of the refinancing of its bank debt as discussed in Note 7, the Company wrote off $1,024,000 of unamortized loan costs.


NOTE 6  ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                      December 31,  December 31,
                                                          1996          1995
                                                      ------------  ------------

     Salaries, wages, vacations and
      payroll taxes                                       $2,445        $1,923
     Insurance                                             1,509         1,491
     Other current liabilities                             4,593         5,902
                                                          ------        ------

      Total accrued liabilities                          $ 8,547       $ 9,316
                                                         =======        ======

NOTE 7  LONG-TERM DEBT

  Long-term debt, inclusive of capitalized lease obligations which are not material, is as follows (in thousands):

                                     December 31,  December 31,
                                         1996          1995
                                     ------------  ------------

  11.00% Senior Subordinated Notes      $ 18,343      $ 18,150
  Term Loan                               22,222        31,620
  Revolving Credit Loan                       --            --
  Other                                      630           387
                                        --------       -------
   Total Debt                             41,195      $ 50,157
  Less: Current maturities                 6,647         6,650
                                        --------       -------

   Total Long-Term Debt                 $ 34,548      $ 43,507
                                        ========      ========

  The Senior Subordinated Notes above are stated net of an unamortized discounts of $1,156,522 and $1,350,000 for December 31, 1996 and 1995, respectively. The carrying amount of the Term Loan approximates its fair value as the term notes bear interest at floating rates. The fair value of the Senior Subordinated Notes at December 31, 1996 was $20,475,000 as determined by market quotations.

  On June 27, 1996, the Company and its domestic subsidiaries, Ames Taping Tool Systems, Inc., ("ATTS"), and TapeTech Tool Co., Inc., ("TapeTech"), entered into a new bank credit agreement (the "Bank Credit Agreement") which replaced its then existing bank financing. The Company initially borrowed $25,000,000 on a new term loan and $3,500,000 of the $15,000,000 available on the revolving credit loan. The proceeds of this borrowing plus cash on hand paid off the outstanding amounts owed by the Company under the previous bank financing. An additional $426,000 in deferred transaction costs were incurred and will be amortized over the life of the Bank Credit Agreement which terminates December 31, 2000. The Company recorded a pre-tax charge of $1,024,000 representing the writeoff of unamortized deferred loan costs. This charge, net of tax, is reflected as an extraordinary item in the accompanying Consolidated Statements of Income for the period ended December 31, 1996. The Bank Credit Agreement effectively reduced the interest rate of the Company's bank debt by 1.25% to 1.50%. Term loan maturities were also extended to December 31, 2000 and scheduled quarterly Term Loan payments reduced.

BANK CREDIT AGREEMENT

  As part of a refinancing of its bank debt discussed above, the Company, ATTS, and TapeTech entered into a credit agreement (the "Bank Credit Agreement") which included a term loan ("Term Loan") with an original principal amount of $25,000,000 and a non-amortizing revolving credit loan ("Revolving Credit Loan") of up to $15,000,000, including up to $1,000,000 of letters of credit. The Bank Credit Agreement was amended in March 1997 to increase the Revolving Credit Loan availability to $20,000,000 (see Note 17).

  Under the Bank Credit Agreement, the loans may, at the option of the Company, be either Base Rate borrowings, Eurodollar borrowings or a combination thereof. Base Rate borrowings bear interest at the prime rate or the Federal Funds rate plus 1.00%, whichever is higher, and Eurodollar borrowings bear interest at a rate of LIBOR plus 1.50%. In certain events defined in the agreement, the Eurodollar borrowing interest rate may be increased to LIBOR plus 1.75%. The Company pays a fee of .38% per annum on the unused balance of the line of credit. The Company can repay any borrowings at any time without penalty. The weighted average interest rates on all amounts outstanding under the Bank Credit Agreement as of December 31, 1996 was 7.07%. Substantially all of the assets of the Company, ATTS, and TapeTech act as collateral under the Bank Credit Agreement.

  As a result of a prepayment discussed in Note 17, the Term Loan has scheduled maturities of $1,312,000 quarterly, maturing with a final payment of $1,300,000 on December 31, 2000. The Revolving Credit Loan also terminates on December 31, 2000. Interest payments are generally due quarterly. The Company is required to prepay portions of the Term Loan in the event of a major asset sale, as defined in the Bank Credit Agreement.

11.00% SENIOR SUBORDINATED NOTES

  The $21,000,000 of 11.00% Senior Subordinated Notes were issued pursuant to a trust indenture (the "Indenture") between the Company, certain guarantors and a trustee bank and were sold to a group of private investors. Interest on the notes is payable semi-annually and the notes mature on March 15, 2001. The notes may be redeemed, at the Company's option, in full or in part on or after March 15, 1997, at a decreasing premium rate beginning at 104.4% on March 15, 1997. A change of control of the Company, as defined, would require the Company to offer to redeem all notes at a 101% premium.

  In July 1994, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Senior Subordinated Notes under the Securities Act of 1933. The Notes are guaranteed by all of the Company's domestic subsidiaries. See Note 18 for further information regarding these guarantees.

  In February 1995, the Company repurchased and extinguished $1,500,000 in face amount of its Senior Subordinated Notes for $1,346,000 plus accrued interest. The remaining principal amount outstanding at December 31, 1996 is $19,500,000.

RESTRICTIVE LOAN COVENANTS

  The Bank Credit Agreement and the Indenture contain certain covenants which, among other things and all as defined in the applicable agreement, require the Company to maintain a minimum net worth, current ratio, interest coverage ratio, and fixed charge coverage ratio, and maximum leverage ratio of indebtedness to net worth. In addition, the Company may not create or incur certain types of additional debt or liens, declare dividends except as defined, or make capital expenditures or other restricted payments, as defined, during the term of the agreements in excess of varying amounts, as defined. The Company was in compliance with its loan covenants as of December 31, 1996.

SCHEDULED PRINCIPAL PAYMENTS

  Scheduled payments of principal of long-term debt outstanding at December 31, 1996, including capitalized lease obligations, are (in thousands):

                                      December 31, 1996
                                ---------------------------------
                                               Senior
                                  Term      Subordinated
                                  Loan         Notes        Other
                                --------      -------       -----
         1997                    $ 6,490      $     -        $157
         1998                      5,248            -         152
         1999                      5,248            -         131
         2000                      5,236            -         120
         2001                          -       18,343          70
         Subsequent years              -            -           -
                                 -------      -------        ----
           Total                 $22,222      $18,343        $630
                                 =======      =======        ====

  The scheduled maturities above include payment of the net proceeds from the sale of the Company's investment in Andamios Atlas, S.A. in February 1997 (see
Note 17).

  The Company made the following interest payments for the periods ended December 31, 1996, December 31, 1995, December 31, 1994 and March 15, 1994 (in thousands):

                                                                    Predecessor
                                                                      Company
                                                                    -----------
                          December 31,  December 31,  December 31,   March 15,
                              1996          1995          1994         1994
                          ------------  ------------  ------------   ---------

    Interest payments        $4,399        $5,780        $6,731        $  46


NOTE 8  CAPITAL STOCK

  Subsequent to the merger and acquisition on March 15, 1994, the Company has 100 shares of common stock, par value $.01 per share, authorized, issued and outstanding, all of which are owned by Holdings.


NOTE 9  INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities presented in the financial statements and the amount used for income tax purposes. Deferred tax net assets and liabilities were composed of the following (in thousands):



Deferred Income Tax Assets                  December 31,   December 31,
Current Assets                                  1996           1995
--------------                              -------------  -------------

Inventory valuation                            $   652        $   453
Bad debt reserves                                  570            416
Insurance accruals                                 464            488
Rental tool repair                                 168            324
Environmental accrual                              209            289
Facility realignment                               239            335
Tax accruals                                        76            181
Other, net                                         649            839
                                               -------        -------
Total deferred tax asset                       $ 3,027        $ 3,325
                                               =======        =======



Deferred Income Tax Assets (Liabilities)    December 31,   December 31,
Noncurrent Assets (Liabilities)                 1996           1995
-------------------------------             ------------   ------------

Depreciation & amortization                    $(3,666)       $(3,675)
Pension plans                                   (2,661)        (2,703)
Insurance accruals                                 420            335
Facility realignment                                 -            336
Tax accruals                                        76             77
Post-retirement benefits (ex. pensions)          1,464          1,425
Environmental accrual                            1,339          1,300
Other, net                                         262            239
                                               -------        -------
Total deferred tax (liability), net            $(2,766)       $(2,666)
                                               =======        =======

     The components of the deferred tax provisions are as follows for the periods ended December 31, 1996, December 31, 1995, December 31, 1994 and March 15, 1994 (in thousands):

                                                                             Predecessor
                                                                               Company
                                                                             ------------
                                December 31,   December 31,   December 31,    March 15,
                                    1996           1995           1994           1994
                                -------------  -------------  -------------  ------------

 Depreciation & amortization           $  (9)         $ (43)         $ 686         $ (54)
 Pension plans                           (42)             2            388            67
 Inventory valuation                    (200)           302            (22)          (64)
 Bad debt reserves                      (154)           (71)           (64)            9
 Insurance accruals                      (61)           274           (165)          (17)
 Facility realignment                    432            405           (284)            -
 Tax accruals                            106             46            (96)            -
 Environmental accrual                    41             33            (61)            2
 Post-retiree benefits                    77           (245)            95             -
 Other, net                              208             50            (98)           10
                                        ----          -----          -----         -----

  Total                                $ 398          $ 753          $ 379         $ (47)
                                       =====          =====          =====         =====

     The components of the income tax provision, excluding the amount attributable to the extraordinary item, are as follows (in thousands):

                                                                           Predecessor
                                                                             Company
                                                                          ------------
                                December 31,   December 31,   December 31,  March 15,
                                    1996          1995          1994          1994
                                ------------  ------------  ------------  ------------

U.S. and state taxes payable          $4,700        $1,899        $2,470        $ 329
Foreign taxes payable                    632           686           267           33
                                      ------        ------        ------        -----
   Taxes currently payable             5,332         2,585         2,737          362
Deferred taxes, net                      398           753           379          (47)
                                      ------        ------        ------        -----
    Total provision                   $5,730        $3,338        $3,116        $ 315
                                      ======        ======        ======        =====

  A reconciliation between the statutory and the effective income tax rates, excluding the amount attributable to the extraordinary item, is as follows:

                                                                             Predecessor
                                                                               Company
                                                                             ------------
                                December 31,   December 31,   December 31,    March 15,
                                    1996           1995           1994           1994
                                -------------  -------------  -------------  ------------

   Statutory income tax rate            34.3%          34.0%          34.0%         34.0%
   Non-deductible
     amortization                        3.7            4.0            4.5           3.0
   State income taxes, net
     of federal income
     tax benefit                         3.1            2.2            4.0           3.0
   Other, net                            2.3             .4            3.6           1.5
                                       -----          -----          -----         -----
   Effective income tax rate            43.4%          40.6%          46.1%         41.5%
                                       =====          =====          =====         =====

   The Company made the following income tax payments, net of refunds, during the periods ended December 31, 1996, December 31, 1995, December 31, 1994 and March 15, 1994 (in thousands):

                                                                          Predecessor
                                                                            Company
                                                                          ------------
                                December 31,  December 31,  December 31,   March 15,
                                    1996          1995          1994          1994
                                ------------  ------------  ------------  ------------
Income taxes paid (refunded)          $4,691        $2,561        $1,527        $(232)

   The Company does not record deferred income taxes applicable to undistributed earnings of foreign subsidiaries. The Company considers these earnings to be invested for an indefinite period. If such earnings were distributed, the U.S. income taxes payable would not be material as the resulting liability would be substantially offset by foreign tax credits.

NOTE 10  PENSION PLANS

   The Company's pension plans provide benefits for substantially all employees. A majority of plan assets are invested in cash, bonds, domestic and international equities and real estate. Pension costs are funded by the Company at a rate necessary to maintain the plans on an actuarially sound basis.

   The components of pension expense (credits) are as follows (in thousands):

                                                                        Predecessor
                                                                          Company
                                                                        ------------
                           December 31,   December 31,   December 31,    March 15,
                               1996           1995           1994           1994
                           -------------  -------------  -------------  ------------
Normal cost                     $   983        $   799        $   706         $ 253

Interest on beginning
   of period projected
   benefit obligation             1,679          1,680          1,178           385

Return on fund assets            (2,944)        (2,581)           958          (685)

Net amortization and
   deferrals                          7             (4)        (2,921)         (147)

Effect of curtailment                 -            (60)             -             -
                                -------        -------        -------         -----

Total credit to
   pension expense              $  (275)       $  (166)       $   (79)        $(194)
                                =======        =======        =======         =====

   In 1995, the Company recorded a gain of $60,000 on the curtailment of an hourly pension plan as a result of the closure of a production facility.

NOTE 10  PENSION PLANS (cont'd.)

A summary of the benefit obligations and plan assets is shown in the table below (in thousands):

                                        December 31,           December 31,
                                            1996                   1995
                                     -------------------    -------------------

                                        (A)         (B)        (A)         (B)
Actuarial present value
 of benefit obligations:

Vested benefits                      $ 19,380    $ 3,644    $ 19,802    $ 2,158
Nonvested benefits                        782         22         734         17
                                     --------    -------    --------    -------

Accumulated benefit
 obligation                          $ 20,162    $ 3,666    $ 20,536    $ 2,175

Effect of projected
 future compensation
 levels                                 1,382         -        1,351         -
                                     --------    -------    --------    -------

Projected benefit
 obligation                          $ 21,544    $ 3,666    $ 21,887    $ 2,175

Less: Plan assets at
 fair value                           (29,077)    (3,067)    (28,674)    (1,909)
                                     --------    -------    --------    -------

Plan assets (in
 excess)/less than
 projected benefit
 obligation                          $ (7,533)   $   599    $ (6,787)   $   266

Unrecognized prior service cost            -        ( 35)         -          -
Unrecognized net
 actuarial (loss) gain                    (47)      (524)       (583)       (24)
Adjustment required to
 recognize minimum
 liability                                 -         559          -          54
                                     --------    -------    --------    -------

Net (asset) liability
 on balance sheet                    $ (7,580)   $   599    $ (7,370)   $   296
                                     ========    =======    ========    =======

(A)  Plans with Assets in excess of Accumulated Benefits
(B)  Plans with Accumulated Benefits in excess of Assets

   At December 31, 1996, the Company has recorded pension assets of $7,690,000 and liabilities of $709,000 in the Consolidated Balance Sheets. Calculations of 1996, 1995 and 1994 pension expense under the provisions of SFAS No. 87 assumed a settlement rate of 7.25%, 7.25% and 9.00%, respectively, and a long-term rate of return on plan assets of 10.0% for all years.

NOTE 11  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

   The Company sponsors three defined benefit postretirement plans. The Company entered into employment agreements with executive employees which provide for death benefits to the executive's estate upon the executive's death. A second plan provides prescription drug benefits to nonsalaried employees at one of its plants, and the other provides life insurance benefits to selected salaried and nonsalaried employees. All plans are noncontributory and unfunded. The following table sets forth the plans' combined status reconciled with the amount shown in the Company's Consolidated Balance Sheets as of December 31, 1996 and 1995 (in thousands):

                                                  December 31,   December 31,
                                                      1996           1995
                                                  ------------   ------------
Accumulated postretirement benefit obligation:
  Retirees                                             $(3,231)       $(3,037)
  Fully eligible active plan participants                 (421)          (406)
  Other active plan participants                          (233)          (285)
                                                       -------        -------
Total postretirement benefit obligation                $(3,885)       $(3,728)

Plan assets at fair value                                    -              -

Accumulated postretirement benefit obligation
  in excess of plan assets                             $(3,885)       $(3,728)
                                                       -------        -------
Accrued postretirement benefit cost                    $(3,885)       $(3,728)
                                                       =======        =======

Net periodic postretirement benefit cost included the following components:

Service cost - benefits attributed to
  service during the period                            $  (104)       $   (72)
Interest cost on accumulated postretirement
  benefit obligation                                       265            244
                                                       -------        -------
Net periodic postretirement benefit cost               $   161        $   172
                                                       =======        =======

   The Company entered into Salary Continuation Agreements with certain key executive employees which provide a death benefit, contingent upon employment or service as a consultant with the Company until retirement or death. Pursuant to the agreement with each such executive, upon the executive's death, the Company will pay to the respective designated beneficiary, annually for a period of ten years, an amount equal to 40% of the executives current salary or salary at the date of retirement. The Company has purchased life insurance policies on the lives of the executives, naming the Company as the sole beneficiary. The amount of such coverage is designed to provide to the Company a source of funds to satisfy its obligations under the program. The total postretirement benefit obligation of this benefit program included in the table above is $3,398,000 and $3,150,000 at December 31, 1996 and 1995, respectively.

   The Company, in accordance with a union contract, provides prescription drug benefits at one of its plants. For measurement purposes, a 7 percent annual rate of increase in the per capita cost of covered prescription drug benefits was assumed for 1996 and 1995 and for each year thereafter. The prescription drug cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $58,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $3,700. The discount rate used in determining the accumulated post-retirement benefit obligation was 8.5% in 1996 and 9.0% in 1995.

NOTE 12  LEASES

     Minimum rental commitments of the Company under noncancellable operating leases (primarily real estate) with initial terms in excess of one year are as follows (in thousands):

                                      December 31,
                                          1996
                                      ------------

                  1997                      $1,929
                  1998                       1,159
                  1999                         506
                  2000                         232
                  2001                         201
                  Subsequent years             192
                                            ------
                  Total                     $4,219
                                            ======

     The Company incurred the following expense for operating leases for the periods ended December 31, 1996, December 31, 1995, December 31, 1994 and March 15, 1994 (in thousands):

                                                            Predecessor
                                                              Company
                                                            -----------
                  December 31,  December 31,  December 31,   March 15,
                      1996          1995          1994         1994
                  ------------  ------------  ------------  -----------

 Lease expense          $2,339        $2,298        $1,777        $ 439

NOTE 13  BUSINESS SEGMENTS

     The Company currently conducts its operations through three business segments: Metal Products Segment, Packaging Products Segment and Construction Tool Segment.

     The Metal Products Segment manufactures dishwasher baskets and other formed and coated wire products, conveyors, and stackable storage racks. The Packaging Products Segment produces industrial packaging equipment and systems, and the Construction Tool Segment manufactures, sells or rents a broad line of construction tools and equipment, and drywall tape and taping tool systems for finishing gypsum wallboard.

     One of the Metal Products Segment's dishrack customers accounted for 19%, 20% and 22% of the Company's revenues for 1996, 1995 and 1994, respectively. Dishrack customers, as a group, accounted for 27%, 32% and 41% of the Company's revenues for 1996, 1995 and 1994, respectively. Another customer of the Metal Products Segment who purchases dishdrainers and other products accounted for 11%, 8% and 5% of the Company's revenues for 1996, 1995 and 1994, respectively. The percentages for 1994 include the results of the Predecessor Company.

     The Metal Products Segment competes directly with the dishwasher manufacturer's in-house manufacturing capability. Frigidaire, General Electric and Whirlpool, major dishwasher manufacturers, have dishrack manufacturing capability. Because MPS is competing against the self-manufacture of its product by larger companies with more extensive financial resources, MPS competes on quality, flexibility and innovation. As a result of dishrack sourcing decisions made by its customers in 1996, the Company shut down a leased production facility in Canal Winchester, Ohio, and temporarily idled a second plant in Clinton, North Carolina. The Clinton facility is expected to resume operations in 1997. The Beaver Dam, Kentucky, plant, shut down in 1994 due to a customer's decision to utilize an alternative source of supply, was reopened in 1996 to produce dishrack components, lower volume dishracks, and other formed and coated wire products. During 1996, the Company charged $980,000 of costs incurred against a facility realignment reserve established in prior periods. The Company had $624,000 accrued at December 31, 1996 in estimation of further costs to be incurred in 1997. The Company recorded a charge for plant realignment of $500,000 in 1994 in the accompanying Consolidated Statements of Income.

     A summary of segment data for the periods ended December 31, 1996, December 31, 1995, December 31, 1994 and March 15, 1994 is as follows (in thousands):

                                       Metal     Packaging  Construction  Corporate
                                       Products  Products   Tool          and
                                       Segment   Segment    Segment       Eliminations   Consolidated
                                       --------  ---------  ------------  -------------  ------------

Period ended December 31, 1996:
     Net revenues                       $45,669    $21,103       $38,015       $     -       $104,787
     Income from operations               9,081      2,251        10,157        (3,142)        18,347
     Identifiable assets                 41,244     16,024        26,476        15,587         99,331
     Depreciation and amortization        3,581        596         1,789           750          6,716
     Capital expenditures                   255        719         2,807            81          3,862
                                        =======    =======       =======       =======       ========


Period ended December 31, 1995:
     Net revenues                       $48,014    $22,458       $33,854       $     -       $104,326
     Income from operations               8,832      2,191         7,569        (3,276)        15,316
     Identifiable assets                 46,996     16,371        24,071        15,850        103,288
     Depreciation and amortization        3,409        439         1,484         1,048          6,380
     Capital expenditures                 2,055        500         1,297             1          3,853
                                        =======    =======       =======       =======       ========


Period ended December 31, 1994:
     Net revenues                       $40,742    $15,785       $24,777       $     -       $ 81,304
     Income from operations               7,793      1,375         5,520        (2,929)        11,759
     Identifiable assets                 47,477     15,731        24,189        17,000        104,397
     Depreciation and amortization        2,869        506         1,173           896          5,444
     Capital expenditures                 1,297        157         1,222             -          2,676
                                        =======    =======       =======       =======       ========


Period ended March 15, 1994:
   (Prior to acquisition)
     Net revenues                       $10,138    $ 2,898       $ 5,557       $     -       $ 18,593
     Income from operations               2,039        252           787          (941)         2,137
     Identifiable assets                 31,166     11,875        10,785        15,339         69,165
     Depreciation and amortization          632        117           250            76          1,075
     Capital expenditures                    78         14           348             5            445
                                        =======    =======       =======       =======       ========

     Information presented in the table above for periods prior to and including March 15, 1994 are for the Predecessor Company.

     The Company has restated its segment data to reflect similarity of product lines rather than divisional organization. As a result, the storage rack and conveyor product lines, formerly included with bag closing and bag making operatings comprising the Packaging Product Segment (formerly reported as the Fischbein business segment), are now combined with formed and coated wire products as the Metal Products Segment. These products represented less than 14% of the total revenues at MPS in 1996 and less than 6% of the Company's total revenues.

NOTE 14  GEOGRAPHICAL DATA

     The Company conducts the majority of its business within the United States. The Construction Tool Segment also conducts business in Canada. The Packaging Products Segment has operations in various other countries, primarily in Europe and Singapore. Activity in any single country or area outside of the United States is not material. Export sales outside of the United States to unaffiliated customers are less than 10% of sales.

     A summary of geographical data for the periods ended December 31, 1996, December 31, 1995, December 31, 1994 and March 15, 1994 is as follows (in thousands):

                                                             Corporate
                                                                and
                                       Domestic   Foreign   Eliminations   Consolidated
                                       --------   -------   ------------   ------------

Period ended December 31, 1996:
     Net revenues                      $91,307    $13,480   $     -       $104,787
     Income from operations             19,877      1,612    (3,142)        18,347
     Identifiable assets                77,775      5,969    15,587         99,331
     Depreciation and amortization       5,896         70       750          6,716
     Capital expenditures                3,697         84        81          3,862
                                       =======    =======   =======       ========

Period ended December 31, 1995:
     Net revenues                      $89,613    $14,713   $     -       $104,326
     Income from operations             16,458      2,134    (3,276)        15,316
     Identifiable assets                81,053      6,385    15,850        103,288
     Depreciation and amortization       5,258         74     1,048          6,380
     Capital expenditures                3,790         62         1          3,853
                                       =======    =======   =======       ========

Period ended December 31, 1994:
     Net revenues                      $73,570    $ 7,734   $     -       $ 81,304
     Income from operations             13,907        801    (2,949)        11,759
     Identifiable assets                81,966      5,431    17,000        104,397
     Depreciation and amortization       4,472         76       896          5,444
     Capital expenditures                2,634         42         -          2,676
                                       =======    =======   =======       ========

Period ended March 15, 1994:
  (Prior to acquisition)
     Net revenues                      $16,661    $ 1,932   $     -       $ 18,593
     Income from operations              2,959        119      (941)         2,137
     Identifiable assets                49,579      4,247    15,339         69,165
     Depreciation and amortization         982         17        76          1,075
     Capital expenditures                  414         26         5            445
                                       =======    =======   =======       ========



     Information presented in the table above for periods prior to and including March 15, 1994 are for the Predecessor Company.

NOTE 15  CONTINGENCY

     The Company's operations are subject to various federal, state and local environmental laws and regulations. The Company believes that it is in substantial compliance with current laws and regulations. Including the item discussed below, based on information available at this time, the Company believes that compliance with current laws and regulations has not had, and is not expected to have, a material effect on the Company's financial condition or operating results.

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

     In 1994, a feasibility study prepared by environmental consultants engaged by the Company established a range of estimated remediation costs of $.7 million to $2.9 million, plus or minus 30% of those costs, with the most probable method of remediation being at the high end of the range. The Company established an accrual of $3.9 million for the costs of remediation. Remediation of the site is not expected to begin before 1998 and is dependent upon an agreement with the NYSDEC concerning the extent and method of remediation. As another property immediately adjoining the site has also been in the process of addressing concerns raised by NYSDEC, the Company has entered into discussions with parties responsible for said property in efforts to negotiate a joint remediation plan which would prove to be a more economical solution for both matters. In the event that this can be negotiated, the estimated costs to remediate the property would be at the lower end of the range discussed above. NYSDEC has recently expressed concern about the possible contamination of other properties adjacent to the site formerly owned by the Company. The extent to which such alleged pollution may, or may not, have occurred, and the responsibility, has not been investigated or characterized.

     It is the Company's current intention to pursue its claims against other potentially responsible parties and the insurance companies that provided coverage when Bliss & Laughlin Steel Co. owned the Buffalo site and continue negotiations with the parties responsible for the adjoining property as discussed above.


NOTE 16  RELATED PARTY TRANSACTIONS

     The Company is wholly-owned by Holdings. The Company has entered into certain transactions with beneficial owners of Holdings shares as described herein. The Company believes that these transactions are on terms as least as favorable to the Company as it could obtain from unaffiliated third parties.

     In connection with the acquisition and refinancing, the Company and Holdings paid Cortec Capital Corp. ("CCC") a transaction fee of $784,525 and reimbursed it for out-of-pocket expenses of $235,282 incurred in connection with the Transaction. CCC is the general partner of Cortec, which is the beneficial owner of 59.1% of Holdings. Services performed by CCC included negotiations of the terms of the Agreement and Plan of Merger, dated as of January 31, 1994, between Acquisition and the Company, arranging for and negotiating the terms of the Senior Debt financing and performing all of the due diligence associated with the merger, including environmental and tax due diligence. Donaldson, Lufkin & Jenrette Securities Corporation, a beneficial owner of 13.0% of Holdings, and Bank Indosuez, a beneficial owner of 8.9% of Holdings and agent for the Bank Credit Agreement, also received transaction fees of $840,000 and $1,590,000, respectively, and reimbursement of expenses of $40,000 and $9,011, respectively. The credit agreement for which Banque Indosuez was agent was replaced with a new agreement in June 1996. Banque Indosuez did not participate in the new financing (see Note 7).

  The Company has entered into a Management Agreement (the "Management Agreement") with CCC for certain management and financial services. Pursuant to the Management Agreement, CCC will provide the Company with professional and administrative advice in areas relating to the Company's business, including finance, budgeting, risk management, business planning, manufacturing, sales, marketing, staffing levels and acquisitions. CCC will receive a quarterly fee of 1% of the Company's net sales, not to exceed $125,000. The Management Agreement continues until March 31, 2001, and thereafter for successive one year periods unless terminated by either party. Total fees and reimbursed expenses for these services were $504,959, $458,662 and $426,780 in 1996, 1995 and 1994, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Income.

NOTE 17  SUBSEQUENT EVENTS

  In February 1997, the Company consummated a transaction resulting in the sale of its investment in Andamios Atlas, S.A. de C.V., a Mexican company for net cash proceeds of approximately $1.2 million. Such proceeds were applied to pay down the Company's Term Loan as required by its Bank Credit Agreement. The Company's cost basis for this investment was $.9 million.

  In March 1997, the Bank Credit Agreement's Revolving Credit Loan capacity was increased from $15,000,000 to $20,000,000.

NOTE 18  SUBSIDIARY GUARANTEES

  The Company's payment obligations under the Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees") by Ames Taping Tool Systems, Inc., and TapeTech Tool Co., Inc., each a wholly-owned subsidiary of the Company and each a "Guarantor." These subsidiaries, together with the operating divisions of the Company, represent all of the operations of the Company conducted in the United States. The remaining subsidiaries of the Company are foreign subsidiaries. Pursuant to the sale of its assets, Mid America Machine Corp. ("MAMCO") was released as a Guarantor in 1995.

  The Company's payment obligations under the Bank Credit Agreement are fully and unconditionally guaranteed on a joint and several basis by the Company and each Guarantor. The obligations of each Guarantor under its Subsidiary Guarantee are subordinated to all senior indebtedness of such Guarantor, including the guarantee by such Guarantor of the Company's borrowings under the Bank Credit Agreement.

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

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1996
                             (Dollars in thousands)

                                                     Parent
                                                    and its    Guarantor    Non-guarantor                  Consolidated
                                                   Divisions  Subsidiaries   Subsidiaries   Eliminations      Totals
                                                   ---------  ------------  --------------  -------------  ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                         $   407     $   507         $  802        $      -        $ 1,716
  Accounts receivable, net                            3,681       4,673          2,472            (139)        10,687
  Inventories                                         5,892       1,422          2,268            (496)         9,086
  Prepaid income taxes and other current assets       1,513         127             55               -          1,695
  Deferred income tax benefits                        3,027           -              -               -          3,027
                                                    -------     -------         ------        --------        -------
    Total Current Assets                            $14,520     $ 6,729         $5,597        $   (635)       $26,211
                                                    -------     -------         ------        --------        -------
PLANT AND EQUIPMENT, AT COST:
  Land                                              $   521     $     -         $    -        $      -        $   521
  Buildings and improvements                          6,200          18            291               -          6,509
  Machinery and equipment                            22,419         500            230               -         23,149
  Equipment leased to others                          6,026           -             14               -          6,040
                                                    -------     -------         ------        --------        -------
                                                    $35,166     $   518         $  535          $    -        $36,219
  Less: Accumulated depreciation                     10,860         305            181               -         11,346
                                                    -------     -------         ------        --------        -------
    Net Plant and Equipment                         $24,306     $   213         $  354        $      -        $24,873
                                                    -------     -------         ------        --------        -------
OTHER ASSETS:
  Goodwill, net                                     $32,037     $ 2,642         $    -        $      -        $34,679
  Intangible assets, net                                330          47              -               -            377
  Deferred charges, net                              11,271         924             18               -         12,213
  Investment in wholly-owned subsidiaries            13,829           -              -         (13,829)             -
  Investment in affiliates                              900           -              -               -            900
  Other assets                                           78           -              -               -             78
                                                    -------     -------         ------        --------        -------
    Total Other Assets                              $58,445     $ 3,613         $   18        $(13,829)       $48,247
                                                    -------     -------         ------        --------        -------
TOTAL ASSETS                                        $97,271     $10,555         $5,969        $(14,464)       $99,331
                                                    =======     =======         ======        ========        =======
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt              $ 6,606     $    41         $    -        $      -        $ 6,647
  Accounts payable                                    2,610         466            718            (139)         3,655
  Accrued liabilities                                 7,250         588            709               -          8,547
  Accrued income taxes                                  (30)          -             30               -              -
  Advance account                                       255         449           (704)              -              -
                                                    -------     -------         ------        --------        -------
    Total Current Liabilities                       $16,691     $ 1,544         $  753        $   (139)       $18,849
                                                    -------     -------         ------        --------        -------
NON-CURRENT LIABILITIES:
  Long-term debt, less current maturities           $34,504     $    44         $    -        $      -        $34,548
  Other non-current liabilities                      11,050           -              -               -         11,050
  Deferred income taxes                               2,766           -              -               -          2,766
                                                    -------     -------         ------        --------        -------
    Total Non-Current Liabilities                   $48,320     $    44         $    -        $      -        $48,364
                                                    -------     -------         ------        --------        -------
STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock and
   additional paid-in capital                       $16,723     $ 5,098         $2,000        $ (7,098)       $16,723
  Retained earnings                                  15,861       3,869          2,892          (7,227)        15,395
  Additional minimum pension liability                 (324)          -              -               -           (324)
  Cumulative translation adjustment                       -           -            324               -            324
                                                    -------     -------         ------        --------        -------
    Total Stockholder's Equity (Deficit)            $32,260     $ 8,967         $5,216        $(14,325)       $32,118
                                                    -------     -------         ------        --------        -------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY
 (DEFICIT)                                          $97,271     $10,555         $5,969        $(14,464)       $99,331
                                                    =======     =======         ======        ========        =======

                       CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (Dollars in thousands)



                                                   Parent
                                                  and its     Guarantor    Non-guarantor                 Consolidated
                                                 Divisions   Subsidiaries  Subsidiaries   Eliminations      Totals
                                                 ----------  ------------  -------------  -------------  ------------

 Net sales                                         $61,031        $12,995        $12,523      $ (6,778)      $ 79,771
 Net rentals                                        13,768         24,037            957       (13,746)        25,016
                                                   -------        -------        -------      --------       --------
Net revenues                                       $74,799        $37,032        $13,480      $(20,524)      $104,787

 Cost of sales                                     $43,560        $ 7,860        $ 7,729      $ (6,715)      $ 52,434
 Cost of rentals                                     2,589         19,404            613       (13,746)         8,860
 Selling, general and administrative expenses       14,602          7,018          3,526             -         25,146
                                                   -------        -------        -------      --------       --------
Income from operations                             $14,048        $ 2,750        $ 1,612      $    (63)      $ 18,347

 Interest expense                                    5,100              9             14             -          5,123
 Intercompany interest expense (income)                (80)            80              -             -              -
 Other expense (income), net                        (2,598)            41            224         2,351             18
                                                   -------        -------        -------      --------       --------
Income before income taxes                         $11,626        $ 2,620        $ 1,374      $ (2,414)      $ 13,206

 Provision for income taxes                          3,955          1,210            565             -          5,730
                                                   -------        -------        -------      --------       --------

Net income                                         $ 7,671        $ 1,410        $   809      $ (2,414)      $  7,476
                                                   =======        =======        =======      ========       ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (Dollars in thousands)

                                                     Parent
                                                    and its      Guarantor    Non-guarantor                 Consolidated
                                                   Divisions   Subsidiaries    Subsidiaries   Eliminations     Totals
                                                   ----------  -------------  --------------  ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES                $ 14,036         $1,034           $ 342       $   -         $ 15,412

CASH FLOW FROM INVESTING ACTIVITIES:
 Cash used for capital expenditures                   (3,675)          (103)            (84)          -           (3,862)
 Proceeds from sale of fixed assets                       55              -               -           -               55
                                                    --------         ------           -----       --------      --------
   Net Cash Used In Investing Activities            $ (3,620)        $ (103)          $ (84)      $   -         $ (3,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in Revolving Credit Loan                     -              -               -           -                -
 Proceeds from other long-term debt                   25,375             36               -           -           25,411
 Payments of other long-term debt                    (34,532)           (34)              -           -          (34,566)
 Dividends received from (paid by) subsidiaries          191              -            (191)          -                -
 Payments of deferred financing costs                   (426)             -               -           -             (426)
 Net increase (decrease) in advance account              673           (680)              7           -                -
 Other equity transactions                              (300)             -              (1)          -             (301)
                                                    --------         ------           -----       --------      --------
   Net Cash Used In Financing Activities            $ (9,019)        $ (678)          $(185)      $   -         $ (9,882)


EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                                   -              -             (52)          -              (52)
                                                    --------         ------           -----       --------      --------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                              $  1,397         $  253           $  21       $   -         $  1,671
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                     (990)           254             781           -               45
                                                    --------         ------           -----       --------      --------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                        $    407         $  507           $ 802       $   -         $  1,716
                                                    ========         ======           =====       ========      ========

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
                                                   ========         ======         ======       ========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt              $  6,618         $   32         $    -       $      -     $  6,650
 Accounts payable                                     3,323            346          1,062           (594)       4,137
 Accrued liabilities                                  8,197            557          1,006           (444)       9,316
 Accrued income taxes                                     1              -            158              -          159
 Advance account                                       (418)         1,129           (711)             -            -
                                                   --------         ------         ------       --------     --------
 Total Current Liabilities                         $ 17,721         $2,064         $1,515       $ (1,038)    $ 20,262
                                                   --------         ------         ------       --------     --------

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities           $ 43,456         $   51         $    -       $      -     $ 43,507
 Other non-current liabilities                       11,025              -              -              -       11,025
 Deferred income taxes                                2,666              -              -              -        2,666
                                                   --------         ------         ------       --------     --------
 Total Non-Current Liabilities                     $ 57,147         $   51         $    -       $      -     $ 57,198
                                                   --------         ------         ------       --------     --------

STOCKHOLDER'S EQUITY (DEFICIT):
 Common stock and
 additional paid-in capital                        $ 16,723         $5,098         $2,000       $ (7,098)    $ 16,723
 Retained earnings                                    8,965          2,459          2,244         (5,135)       8,533
 Additional minimum pension liability                   (54)             -              -              -          (54)
 Cumulative translation adjustment                        -              -            626              -          626
                                                   --------         ------         ------       --------     --------
 Total Stockholder's Equity (Deficit)              $ 25,634         $7,557         $4,870       $(12,233)    $ 25,828
                                                   --------         ------         ------       --------     --------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY (DEFICIT)                   $100,502         $9,672         $6,385       $(13,271)    $103,288
                                                   ========         ======         ======       ========     ========

                       CONSOLIDATING STATEMENT OF INCOME
                     FOR THE YEAR ENDED DECEMBER 31, 1995
                            (Dollars in thousands)



                                                   Parent
                                                  and its     Guarantor    Non-guarantor                 Consolidated
                                                 Divisions   Subsidiaries  Subsidiaries   Eliminations      Totals
                                                 ----------  ------------  -------------  -------------  ------------

  Net sales                                        $62,211      $11,840        $13,736      $ (5,873)       $ 81,914
  Net rentals                                       12,179       21,394            977       (12,138)         22,412
                                                   -------      -------        -------      --------        --------
Net revenues                                       $74,390      $33,234        $14,713      $(18,011)       $104,326

  Cost of sales                                    $45,780      $ 6,985        $ 8,395      $ (5,989)       $ 55,171
  Cost of rentals                                    3,488       17,843            465       (12,138)          9,658
  Selling, general and administrative expenses      14,410        6,052          3,719             -          24,181
                                                   -------      -------        -------      --------        --------
Income from operations                             $10,712      $ 2,354        $ 2,134      $    116        $ 15,316

  Interest expense                                   6,556            9             31             -           6,596
  Intercompany interest expense (income)              (145)         145              -             -               -
  Other expense (income), net                       (2,149)         182            394         2,066             493
                                                   -------      -------        -------      --------        --------
Income before income taxes                         $ 6,450      $ 2,018        $ 1,709      $ (1,950)       $  8,227

  Provision for income taxes                         1,677          975            686             -           3,338
                                                   -------      -------        -------      --------        --------

Net income                                         $ 4,773      $ 1,043        $ 1,023      $ (1,950)       $  4,889
                                                   =======      =======        =======      ========        ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                             (Dollars in thousands)

                                                    Parent
                                                   and its      Guarantor    Non-guarantor               Consolidated
                                                  Divisions   Subsidiaries   Subsidiaries   Eliminations    Totals
                                                  ----------  ------------- --------------  ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES               $ 7,741      $   546        $ 1,664         $   -       $ 9,951

CASH FLOW FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                (3,560)        (234)           (59)            -        (3,853)
  Proceeds from sale of fixed assets                   243           38              -             -           281
                                                   -------      -------        -------         -----       -------
  Net Cash Used In Investing Activities            $(3,317)     $  (196)       $   (59)        $   -       $(3,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in Revolving Credit Loan                  -            -              -             -             -
  Proceeds from other long-term debt                   213           83              -             -           296
  Payments of other long-term debt                  (7,374)           -              -             -        (7,374)
  Dividends received from (paid by) subsidiaries     4,195       (3,171)        (1,024)            -             -
  Net increase (decrease) in advance account        (2,316)       2,488           (172)            -             -
  Other equity transactions                           (201)          23             12             -          (166)
                                                   -------      -------        -------         -----       -------
  Net Cash Used In Financing Activities            $(5,483)     $  (577)       $(1,184)        $   -       $(7,244)


EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                                -            -             38             -            38
                                                   -------      -------        -------         -----       -------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                              $(1,059)     $  (227)       $   459         $   -       $  (827)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                      69          481            322             -           872
                                                   -------      -------        -------         -----       -------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                      $  (990)     $   254        $   781         $           $    45
                                                   =======      =======        =======         =====       =======

                       CONSOLIDATING STATEMENT OF INCOME
            FOR THE PERIOD FROM MARCH 16, 1994 TO DECEMBER 31, 1994
                            (Dollars in thousands)


                                                   Parent
                                                  and its     Guarantor    Non-guarantor                 Consolidated
                                                 Divisions   Subsidiaries  Subsidiaries   Eliminations      Totals
                                                 ----------  ------------  -------------  -------------  -------------
  Net sales                                        $52,638      $ 9,944         $6,942      $ (3,981)        $65,543
  Net rentals                                        8,573       14,928            792        (8,532)         15,761
                                                   -------      -------         ------      --------         -------
Net revenues                                       $61,211      $24,872         $7,734      $(12,513)        $81,304

  Cost of sales                                    $39,176      $ 5,681         $4,305      $ (4,029)        $45,133
  Cost of rentals                                    2,518       12,121            422        (8,532)          6,529
  Selling, general and administrative expenses      11,068        4,609          2,206             -          17,883
                                                   -------      -------         ------      --------         -------
Income from operations                             $ 8,449      $ 2,461         $  801      $     48         $11,759

  Interest expense                                 $ 5,280      $     5         $   15      $      -         $ 5,300
  Intercompany interest expense (income)               (11)          11              -             -               -
  Other expense (income), net                       (2,271)          22             84         1,864            (301)
                                                   -------      -------         ------      --------         -------
Income before income taxes                         $ 5,451      $ 2,423         $  702      $ (1,816)        $ 6,760

 Provision for income taxes                          1,855          995            266             -           3,116
                                                   -------      -------         ------      --------         -------

Net income                                         $ 3,596      $ 1,428         $  436      $ (1,816)        $ 3,644
                                                   =======      =======         ======      ========         =======

                     CONSOLIDATING STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM MARCH 16, 1994 TO DECEMBER 31, 1994
                             (Dollars in thousands)


                                                  Parent
                                                 and its      Guarantor    Non-guarantor                 Consolidated
                                                Divisions   Subsidiaries    Subsidiaries   Eliminations     Totals
                                                ---------   ------------   -------------   ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES             $  6,397       $ 1,222          $ 212          $  -        $  7,831

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures             $ (2,625)      $    (7)         $ (44)            -        $ (2,676)
  Proceeds from sale of fixed assets                    3           316              -             -             319
  Acquisition of Predecessor Company              (22,952)            -              -             -         (22,952)
                                                 --------       -------          -----          ----        --------
     Net Cash Used In Investing Activities       $(25,574)      $   309          $ (44)         $  -        $(25,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in Revolving Credit Loan
  Proceeds from long-term debt                   $ 59,223       $     -          $   -          $  -        $ 59,223
  Payments of long-term debt                      (55,033)            -              -             -         (55,033)
  Payments of deferred financing costs             (3,637)            -              -             -          (3,637)
  Contribution from Holdings                       15,552             -              -             -          15,552
  Other equity transactions                             -             -             (6)            -              (6)
  Intercompany dividends                              483             -           (483)            -               -
  Net increase (decrease) in advance account        2,074        (2,071)            (3)            -               -
                                                 --------       -------          -----          ----        --------
     Net Cash Provided by Financing Activities   $ 18,662       $(2,071)         $(492)         $  -        $ 16,099

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                $      -       $     -          $  24          $  -        $     24
                                                 --------       -------          -----          ----        --------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                           $   (515)      $  (540)         $(300)         $  -        $ (1,355)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                            $    584       $ 1,021          $ 622          $  -        $  2,227
                                                 --------       -------          -----          ----        --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $     69       $   481          $ 322          $  -        $    872
                                                 ========       =======          =====          ====        ========

                       CONSOLIDATING STATEMENT OF INCOME
             FOR THE PERIOD FROM JANUARY 1, 1994 TO MARCH 15, 1994
                             (Dollars in thousands)

                                                                          Predecessor Company
                                                 ----------------------------------------------------------------------
                                                   Parent
                                                  and its      Guarantor    Non-guarantor                 Consolidated
                                                 Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                 ----------  -------------  -------------  -------------  -------------
 Net sales                                         $12,199       $2,051        $1,738         $  (941)       $15,047
 Net rentals                                         1,933        3,340           194          (1,921)         3,546
                                                   -------       ------        ------         -------        -------
Net revenues                                       $14,132       $5,391        $1,932         $(2,862)       $18,593

 Cost of sales                                     $ 8,758       $1,307        $1,087         $  (927)       $10,225
 Cost of rentals                                       568        2,892           105          (1,921)         1,644
 Selling, general and administrative expenses        2,748        1,218           621               -          4,587
                                                   -------       ------        ------         -------        -------
Income (loss) from operations                      $ 2,058       $  (26)       $  119         $   (14)       $ 2,137

 Interest expense                                    1,500            -             -               -          1,500
 Intercompany interest expense (income)                (11)          11             -               -              -
 Other expense (income), net                          (145)           -            29              (6)          (122)
                                                   -------       ------        ------         -------        -------
Income before income taxes                         $   714          (37)       $   90         $    (8)       $   759

 Provision for income taxes                            255           27            33               -            315
                                                   -------       ------        ------         -------        -------

Net income                                         $   459       $  (64)       $   57         $    (8)       $   444
                                                   =======       ======        ======         =======        =======


                     CONSOLIDATING STATEMENT OF CASH FLOWS
             FOR THE PERIOD FROM JANUARY 1, 1994 TO MARCH 15, 1994
                             (Dollars in thousands)

                                                                           Predecessor Company
                                                  ----------------------------------------------------------------------
                                                    Parent
                                                   and its      Guarantor    Non-guarantor                 Consolidated
                                                  Divisions   Subsidiaries    Subsidiaries   Eliminations     Totals
                                                  ----------  -------------  --------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES                 $1,300       $  657          $(89)         $ --           $1,868

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for capital expenditures                 (405)         (14)          (26)           --             (445)
    Proceeds from sale of fixed assets                    -            7             -            --                7
                                                     ------       ------          ----         ------          ------
         Net Cash Used In Investing Activities       $ (405)      $   (7)         $(26)         $ --           $ (438)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in Revolving Credit Loan              (700)           -             -            --             (700)
    Payments of other long-term debt                      3          (60)            -            --              (57)
    Other equity transactions                          (270)           -            75            --             (195)
                                                     ------       ------          ----         ------          ------
         Net Cash (Used In) Provided by
          Financing Activities                       $ (967)      $  (60)         $ 75          $ --           $ (952)

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                         -            -            16            --               16
                                                     ------       ------          ----         ------          ------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                               $  (72)      $  590          $(24)         $ --           $  494
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                   656          431           646            --            1,733
                                                     ------       ------          ----         ------          ------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                      $  584       $1,021          $622          $ --           $2,227
                                                     ======       ======          ====         ======          ======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To the Stockholders and Board of
Directors of AXIA Incorporated:

We have audited the accompanying consolidated balance sheets of AXIA INCORPORATED (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity (deficit) and cash flows for the periods ended December 31, 1996, December 31, 1995, December 31, 1994 and March 15, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AXIA INCORPORATED AND SUBSIDIARIES as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the periods ended December 31, 1996, December 31, 1995, December 31, 1994 and March 15, 1994, in conformity with generally accepted accounting principles.



                                       ARTHUR ANDERSEN LLP


Chicago, Illinois
March 6, 1997

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information is set forth under the heading "Directors and Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides certain summary information with respect to compensation paid to or accrued by the Company on behalf of the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company for the year ended December 31, 1996:

                           Summary Compensation Table

                                                                Annual Compensation
                                                ------------------------------------------------
                                                                                               Other Annual
Name and Position Held (1)                          Salary                  Bonus (2)        Compensation  (3)
--------------------------                          ------                  ---------        -----------------

Dennis W. Sheehan                    1996          $336,000                  $200,000              $19,626
President/CEO                        1995          $336,000                  $100,000              $20,143
                                     1994          $336,000                  $140,000              $20,144

Lyle J. Feye                         1996          $134,208                  $ 45,000              $10,183
Vice President Finance               1995          $127,709                  $ 28,000              $10,150
 & Treasurer                         1994          $119,500                  $ 40,000              $ 8,508

Robert G. Zdravecky                  1996          $163,333                  $ 67,500              $11,664
President & General Manager,         1995          $154,165                  $ 22,100              $10,767
 Ames division, ATTS                 1994          $144,167                  $ 43,000              $10,680
 & TapeTech

David H. Chesney                     1996          $158,875                  $114,000              $ 9,202
President & General Manager,         1995          $152,502                  $ 67,900              $ 8,731
 Nestaway division                   1994          $145,000                  $ 54,000              $ 9,000

Ian G. Wilkins                       1996          $155,250                  $ 52,000              $ 9,339
President & General Manager,         1995          $145,835                  $ 22,100              $ 9,145
 Fischbein & Flexible Material       1994          $ 84,359                         -              $53,490    (4)
 Handling divisions

-------------------------------------


(1) Since 1994, these individuals did not receive any restricted stock awards or options.
(2)  The Company provides a bonus plan with bonus payments to be made in cash.
(3)  Includes payments for life insurance and automobile allowance.
(4) Mr. Wilkins joined the Company in 1994. Other annual compensation includes reimbursed moving expenses.

     There are no independent directors of the Company and therefore no directors receive remuneration for their services in that capacity.

RETIREMENT PLAN

     Substantially all regular, salaried and non-bargaining hourly employees participate in the AXIA Incorporated Salaried Employees' Retirement Plan. Under the terms of the Plan, each eligible employee receives a retirement benefit based on the number of years of credited service with the Company and average total earnings for the five consecutive years of highest earnings during the fifteen years preceding termination of employment.

     As of December 31, 1996, the number of years of credited service for the indicated persons are: Mr. Sheehan, 18.08 years; Mr. Feye, 7.33 years; Mr. Zdravecky, 8.08 years and Mr. Chesney, 4.83 years and Mr. Wilkins, 1.58 years.

     The amounts shown in the following table are estimated annual retirement benefits (payable as a straight life annuity) for the respective compensation levels and years of service, after deduction of an offset of anticipated Social Security benefits as provided under the terms of the Plan:

PENSION TABLE

                                      YEARS OF SERVICE
                       ---------------------------------------------
       REMUNERATION      10       15       20        25        30
       ------------    -------  -------  -------  --------  --------

       $125,000        $23,596  $35,394  $47,192  $ 58,990  $ 70,788

       $150,000         28,596   42,894   57,192    71,490    85,788

       $175,000         33,596   50,394   67,192    83,990   100,788

       $200,000         38,596   57,894   77,192    96,490   115,788

       $225,000         43,596   65,394   87,192   108,990   125,000*


*The annual pension payable from a qualified plan is restricted by the Internal Revenue Code to the amount designated by an asterisk.

MEDICAL INSURANCE

     Certain Company officers participate in a medical insurance plan covering up to $100,000 per participant in annual medical expenses. The aggregate benefit amount paid for such participants totaled $12,064 for 1996.

SALARY CONTINUATION (DEATH BENEFIT)

     In order to attract and encourage key executives to remain with the Company, the Company instituted a salary continuation (death benefit) program which provides certain key executives with a death benefit, contingent upon employment or service as a consultant with the Company until retirement or death. Upon the executive's death, the Company will pay to his designated beneficiary, annually for a period of ten years, an amount equal to 40 percent of the executive's current annual salary or salary at date of retirement. The Company may terminate the death benefit program and the agreement with any executive at any time prior to the executive's death, disability or retirement, except that, during the three year period following certain events involving a "change of control" of the Company, only a portion of those benefits may be terminated. The Company has purchased life insurance policies on the lives of the executives, naming the Company as the sole beneficiary. The amount of such coverage is designed to provide to the Company a source of funds to satisfy its obligations under the program. Annual premiums paid in 1996 with respect to Mr. Sheehan, was approximately $53,839; however, if current assumptions as to mortality experience, policy dividends and other factors are realized, the Company will recover, through tax deductions over the life of the program, all of its payments to the insurance company and the executives. Mr. Sheehan is the only active executive covered by this program.

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

     The Company has an employment agreement with Mr. Sheehan. Mr. Sheehan's agreement is for a five-year term commencing June 15, 1993. The agreement provides for an annual base salary that is subject to annual upward adjustment at the discretion of the Company. Such salary for 1996 is reflected in the Summary Compensation Table. Unless the employee is terminated for cause, or the employee voluntarily terminates his employment, upon termination of employment, the Company is obligated to make severance payments. For Mr. Sheehan, such severance payments shall be equal to his base salary for the duration of the agreement, or twelve months, whichever is longer.

MANAGEMENT INCENTIVE COMPENSATION PLAN

     The Company has adopted an incentive plan which provides to certain employees, including the executives listed above, an annual performance bonus. These bonuses are calculated on the basis of the employee's base annual salary and percentage eligibility as defined in the plan. Bonuses are paid in the first quarter of the following year, assuming the Company meets a targeted earnings improvement, revenues, gross margin, cash flow, and/or such other measures as may be determined annually by the Company's directors.

STOCK OPTIONS

     Holdings has granted stock options to certain employees who have the option to purchase restricted shares of common stock of Holdings in the aggregate of approximately 4% of the common stock on a fully diluted basis.

BONUS AGREEMENT

     The Company has entered into a bonus agreement with certain executive officers which provides for a cash bonus in the event that a defined internal rate of return is achieved on the original investments made on the date of the Transaction. The bonus is payable upon the sale of all or substantially all of the shares of common stock of Holdings and for the assets of Holdings. The bonus amount for each executive is equal to 1% of the aggregate cash purchase price paid for the shares or the amount distributed to shareholders as a liquidation dividend upon the sale of the assets of Holdings, net of all related transaction expenses.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Guarantors are wholly-owned by the Company and the Company is wholly-owned by Holdings. The following sets forth the beneficial ownership of the common stock of Holdings as of December 31, 1996, by (a) each person who is known by Holdings to beneficially own more than 5% of such common stock, (b) each of the Company's and the Guarantors' directors and executive officers, and
(c) all directors and executive officers of the Company and the Guarantors as a group.


Title of Class                                            Number of Shares      Percent of
of Common Stock    Beneficial Owner                      Beneficially Owned  Total Shares (1)
---------------    ----------------                      ------------------  ----------------

       A           Cortec Group Fund, L.P.  (2)               354,483             59.1%
                   200 Park Avenue
                   New York, New York 10028

       A           Donaldson, Lufkin and Jenrette  (3)         77,987             13.0%
                   Securities Corporation
                   140 Broadway
                   New York, New York 10005

       A           Dennis W. Sheehan  (4)                      50,859              8.5%
                   c/o AXIA Incorporated
                   100 West 22nd Street, Suite 134
                   Lombard, Illinois 60148

       A           Lyle J. Feye  (6)                            2,659               .4%
                   c/o AXIA Incorporated
                   100 West 22nd Street, Suite 134
                   Lombard, Illinois 60148

       A           Robert G. Zdravecky  (7)                     1,912               .3%
                   c/o AXIA Incorporated
                   100 West 22nd Street, Suite 134
                   Lombard, Illinois 60148

       A           T. Richard Fishbein  (5)                    13,293              2.2%
                   c/o Cortec Group Inc.
                   200 Park Avenue
                   New York, New York 10028

                   All officers and directors                  68,723             11.5%
                   as a group (4 persons)

(1) Gives effect to the conversion of outstanding Class B Common Stock into Class A Common Stock. Prior to such conversion, Cortec Group Fund, L.P. ("Cortec"), Donaldson, Lufkin & Jenrette Securities Corporation, Dennis W. Sheehan and all directors and officers as a group own beneficially 64.9%, 14.3%, 9.3%, and 12.6%, respectively, of the outstanding Class A Common Stock consisting of 546,400 shares. All of the 53,173 shares of Class B Common Stock are owned by Indosuez AXIA Holding, Partners. Class B Common Stock is non-voting stock, and, subject to limitations described in this note, is fully convertible at any time at the option of the holder into an equal number of shares of Class A Common Stock. Upon a conversion of all of the Class B Common Stock, such shares would constitute 8.9% of the total Class A Common Stock. Paragraph C(ii) of Holdings' certificate of incorporation provides that no holder of non-voting common stock may convert any such shares into voting common stock to the extent that, as a result of such conversion, such holder and its affiliates, directly or indirectly, would own, control or have the power to vote a greater number of shares of voting common stock than such holder and its affiliates are permitted to own, control or have the power to vote under any law, rule, regulation or other requirement of any governmental authority applicable to such holder or its affiliates. Indosuez Axia Holding, Partners has advised Holdings that it is subject to the provisions of Regulation Y of the Board of Governors of the Federal Reserve System, which restricts it from owning more than 5% of any class of voting securities. An affiliate of Indosuez Axia Holding, Partners is the Agent for the Bank Facilities.

(2) Includes the 311,946 shares of Common Stock owned by Cortec and the 42,537 shares beneficially owned by certain officers and employees of Cortec Capital Corp., the general partner of Cortec, including persons who serve as directors of Holdings. See "Stockholders Agreements" below. Cortec Capital Corp., the general partner of Cortec disclaims beneficial ownership of Cortec's shares, except to the extent of its percentage ownership of the partnership.

(3) Includes shares held by DLJ First ESC L.L.C., DLJ Capital Corporation and employees of DLJ or its affiliates.

(4)  Mr. Sheehan is Chairman, President and Chief Executive Officer of the
     Company.

(5) Mr. Fishbein is a Director of the Company and a partner in Cortec. The number of shares presented includes 886 shares owned by Mr. Fishbein's daughter, but does not include the 311,946 shares owned by the Cortec Group Fund or 29,244 shares beneficially owned by certain officers and employees of Cortec Capital Corp., or its affiliates.

(6) Mr. Feye is Vice President, Chief Financial Officer, and Treasurer of the Company.

(7) Mr. Zdravecky is President and General Manager of the Ames division and President of ATTS and TapeTech.

STOCKHOLDERS AGREEMENTS

     Holdings and the holders of the common stock of Holdings ("Holdings Common Stock") have entered into various stockholders agreements for the purpose of regulating certain aspects of the relationships of such stockholders. In general, the stockholders agreements have provisions which relate to certain registration rights, "tag-along" obligations and "drag-along" rights.

     Pursuant to the stockholders agreements, Cortec Group Fund, L.P. ("Cortec") has granted all stockholders except those stockholders whose Holdings Common Stock is beneficially owned by Cortec, "tag-along" rights pursuant to which such holders will have the option of participating in a sale by Cortec (other than sales to affiliates of Cortec) of Holdings Common Stock on terms and conditions substantially similar to the terms and conditions agreed to by Cortec. With respect to certain employee stockholders (including the director of the Company), the "tag-along" provision is applicable in connection with a sale of any or all of the Holdings Common Stock owned by Cortec. With respect to the other stockholders, the provision is applicable only upon a sale by Cortec of 20% or more of its Holdings Common Stock.

     The stockholders agreements also provide that if Cortec desires to sell all of its Holdings Common Stock, Cortec can require the other stockholders to sell their Holdings Common Stock simultaneously with and, on the same terms as, the sale by Cortec.

     The stockholders agreements for holders whose Holdings Common Stock is beneficially owned by Cortec provides that, until March 15, 2004, each such holder will vote its shares in the same manner that Cortec votes its shares. Certain officers of Cortec have been appointed as proxy to vote such stock in accordance with the terms of the agreement.

     The stockholders agreements with certain employees (including the director of the Company) also contain provisions (i) restricting the transfer of Holdings Common Stock, (ii) granting a right of first offer to Holdings to purchase its Common Stock, and (iii) granting certain "piggy-back" registration rights.

     Finally, the stockholders agreements entered into with certain stockholders (other than the employees and the stockholders whose Holdings Common Stock is beneficially owned by Cortec) grants certain registration rights under the Securities Act. Certain stockholders are granted the right to demand registration of the sale of their Holdings Common Stock after the earlier of (i) March 15, 1999 and (ii) 270 days after the completion of an initial public offering of the Holdings Common Stock provided that a specified minimum percentage of the outstanding Holdings Common Stock will be included in such demand registration. Each stockholder may participate ("piggy-back") in registrations requested by other stockholders, subject to certain volume limitations. In addition, if at any time Holdings proposes to register any Holdings Common Stock under the Securities Act in connection with a public offering of such securities, each stockholder has the right to request that any of its Stock be included in such registration statement, subject to certain volume limitations.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is information concerning certain transactions between the Company and certain affiliates. The Company believes that these transactions are on terms at least as favorable to the Company as it could obtain from unaffiliated third parties. These transactions were not approved by a majority of the disinterested members of the Board of Directors.

TRANSACTION FEES

     In connection with the Transaction, the Company and Holdings paid Cortec Capital Corp. ("CCC") a transaction fee of $784,525 and reimbursed it for out-of-pocket expenses of $235,282 incurred in connection with the Transaction. Services performed by CCC included negotiations of the terms of the Agreement and Plan of Merger, dated as of January 31, 1994, between Acquisition and the Company, arranging for and negotiating the terms of the Senior Debt financing and performing all of the due diligence associated with the merger, including environmental and tax due diligence. Donaldson, Lufkin & Jenrette Securities Corporation, a beneficial owner of 13.0% of Holdings, and Bank Indosuez, a beneficial owner of 8.9% of Holdings and agent for the Bank Facilities, also received transaction fees of $840,000 and $1,590,000, respectively, and reimbursement of expenses of $40,000 and $9,011, respectively.

MANAGEMENT AGREEMENT

     The Company has entered into a Management Agreement (the "Management Agreement") with CCC for certain management and financial services. Pursuant to the Management Agreement, CCC will provide the Company with professional and administrative advice in areas relating to the Company's business, including finance, budgeting, risk management, business planning, manufacturing, sales, marketing, staffing levels and acquisitions. CCC is the general partner of Cortec, which is the beneficial owner of 59.1% of Holdings. CCC will receive a quarterly fee of 1% of the Company's net sales, not to exceed $125,000. The Management Agreement continues until March 31, 2001, and thereafter for successive one year periods unless terminated by either party. Subsequent to the Transaction, the Company paid or accrued $426,780, $458,662 and $504,959 for 1994, 1995 and 1996, respectively, for fees and reimbursed expenses under the Management Agreement.

BANK FACILITIES

     In connection with the Transaction, the Company entered into the Bank Facilities with Banque Indosuez, which is a beneficial owner of 8.9% of the outstanding capital stock of Holdings. As a result of a refinancing of the Bank Facilities on June 27, 1996, Banque Indosuez is no longer the agent bank, or a participant, for the Company's bank credit agreement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this report or incorporated herein by reference.
             (1) The Consolidated Financial Statements and Financial Statement Schedules of AXIA Incorporated are listed on the Index, page 19, of this Form 10-K.
             (2) Exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" below:


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

   3.3    Certificate of Incorporation of Ames Taping Tool Systems, Inc./(1)/

   3.4    By-Laws of Ames Taping Tool Systems, Inc./(1)/

   3.7    Certificate of Incorporation of TapeTech Tool Co., Inc./(1)/

   3.8    By-Laws of TapeTech Tool Co., Inc./(1)/

   4.1 AXIA Incorporated, Issuer, Ames Taping Tool Systems Inc., TapeTech Tool Co., Inc., Mid America Machine Corp., Guarantors, Series A and Series B 11% Series Subordinated Notes Due 2001, Indenture, dated as of March 15, 1994./(1)/

   4.2 Purchase Agreement 21,000 Units Consisting of $21,000,000 Principal Amount of 11% Subordinated Notes due 2001 of AXIA Incorporated and 63,000 Shares of Class A Common Stock of Axia Holdings Corp., March 15, 1994./(1)/

   4.3 A/B Exchange Registration Rights Agreement, dated as of March 15, 1994 by, and among, AXIA Incorporated, Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc., Mid America Machine Corp., and Each of the Purchasers Listed on the Signature Pages of the Purchasers Agreement./(1)/

   4.5 Specimen Certificate of 11% Series B Senior Notes due 2001 (the Exchange Notes)./(1)/

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

   10.7  Form of the Stock Purchase Agreement./(2)/

   10.8  Form of Employment and Non-competition Agreement./(2)/

   10.10  Exec-U-Care Medical Reimbursement Insurance./(2)/

   10.11  Key Employee Posthumous Salary Continuation Plan./(2)/

   10.12  AXIA Incorporated Management Incentive Compensation Plan./(2)/

   10.15 Purchasing Partnering Agreement between Maytag-Jackson Dishwash Products and Nestaway, Division of AXIA Incorporated, dated November 15, 1995./(4)/

   10.16 Loan Agreement dated as of June 27, 1996, among AXIA Incorporated, Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc., as Borrowers, and the Lenders named herein as Lenders, and American National Bank & Trust Co. of Chicago, as Agent and Lender./(5)/

    21.1  Subsidiaries of the Registrant./(1)/

    23.1 Consent of Kaye, Scholer, Fierman, Hays & Handler (included in Exhibit 5.1)./(3)/

    23.2  Consent of Arthur Andersen LLP.

    99.1  Form of Letter of Transmittal./(2)/

    99.2  Form of Notice of Guaranteed Delivery./(2)/

   (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the three months ended December 31, 1994.

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

/(5)/ Previously filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 1996 filed with the Securities and Exchange Commission on August 12, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AXIA INCORPORATED



                              By /s/ Lyle J. Feye
                                -----------------------------------------
                               Lyle J. Feye
                               Vice President, Treasurer, Chief Financial
                               Officer


Date: March 27, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



          SIGNATURE             TITLE                                 DATE
          ---------             -----                                 ----



/s/ Dennis W. Sheehan           Chairman, President and Chief     March 27, 1997
------------------------        Executive Officer and Director
    Dennis W. Sheehan



/s/ Lyle J. Feye                Vice President Finance,           March 27, 1997
------------------------        Principal Financial Officer,
    Lyle J. Feye                           and
                                Principal Accounting Officer



/s/ T. Richard Fishbein            Director                       March 27, 1997
------------------------
    T. Richard Fishbein