Form 10-Q
period 1997-03-31
AXIA INC
filed 1997-05-12
CIK 12635

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended March 31, 1997             Commission File No. 33-78922
                                                                      --------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



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

                                    PART I
Item 1.  Financial Statements
                      AXIA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                            (Dollars in thousands)

                                                  March 31,   December 31,
                                                     1997         1996
                                                  ---------   ------------
                                                 (Unaudited)

ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                          $   995        $ 1,716
 Accounts receivable, net                            11,778         10,687
 Inventories, net                                     9,138          9,086
 Prepaid income taxes and other current assets        1,925          1,695
 Deferred income tax benefits                         3,159          3,027
                                                    -------        -------
     Total Current Assets                           $26,995        $26,211
                                                    -------        -------

PLANT AND EQUIPMENT, AT COST:
 Land                                               $   521        $   521
 Buildings and improvements                           6,506          6,509
 Machinery and equipment                             23,569         23,149
 Equipment leased to others                           6,318          6,040
                                                    -------        -------
                                                    $36,914        $36,219
 Less: Accumulated depreciation                      12,104         11,346
                                                    -------        -------
     Net Plant and Equipment                        $24,810        $24,873
                                                    -------        -------

OTHER ASSETS:
 Goodwill, net                                      $34,463        $34,679
 Intangible assets, net                                 348            377
 Deferred charges, net                               12,216         12,213
 Investment in affiliate                                  -            900
 Other assets                                            70             78
                                                    -------        -------
     Total Other Assets                             $47,097        $48,247
                                                    -------        -------

TOTAL ASSETS                                        $98,902        $99,331
                                                    =======        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt               $ 5,406        $ 6,647
 Accounts payable                                     3,717          3,655
 Accrued liabilities                                  7,132          8,547
 Accrued income taxes                                 1,255              -
                                                    -------        -------
     Total Current Liabilities                      $17,510        $18,849
                                                    -------        -------

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities            $33,277        $34,548
 Other non-current liabilities                       11,147         11,050
 Deferred income taxes                                2,834          2,766
                                                    -------        -------
     Total Non-Current Liabilities                  $47,258        $48,364
                                                    -------        -------

STOCKHOLDER'S EQUITY:
 Common stock ($.01 par value; 100 shares
  authorized, issued and outstanding)               $     -        $     -
 Additional paid-in capital                          16,723         16,723
 Retained earnings                                   17,705         15,395
 Additional minimum pension liability                  (324)          (324)
 Cumulative translation adjustment                       30            324
                                                    -------        -------
     Total Stockholder's Equity                     $34,134        $32,118
                                                    -------        -------

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                               $98,902        $99,331
                                                    =======        =======

     The accompanying Notes to the Unaudited Interim Consolidated Financial
                                   Statements
                 are an integral part of these balance sheets.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                            (Dollars in thousands)

                                   January 1, 1997    January 1, 1996
                                         to                 to
                                   March 31, 1997     March 31, 1996
                                   ---------------    ---------------
                                    (Unaudited)         (Unaudited)

 Net sales                            $18,644              $22,757
 Net rentals                            6,483                5,864
                                      -------              -------

Net revenues                          $25,127              $28,621

 Cost of sales                         11,794               15,110
 Cost of rentals                        2,336                2,343
 Selling, general and
  administrative expenses               6,357                6,705
                                      -------              -------

Income from operations                $ 4,640              $ 4,463

 Interest expense                       1,060                1,443
 Interest income                          (12)                 (18)
 Other expense (income), net             (467)                  28
                                      -------              -------

Income before income taxes            $ 4,059              $ 3,010

 Provision for income taxes             1,749                1,301
                                      -------              -------

Net income                            $ 2,310              $ 1,709
                                      =======              =======


    The accompanying Notes to the Unaudited Interim Consolidated Financial
                                  Statements
                   are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                            (Dollars in thousands)



                                                         Additional                 Minimum         Cumulative
                                       Common Stock      Paid-in      Retained      Pension         Translation
                                       Par Value         Capital      Earnings      Liability       Adjustments
                                       ------------      -------      --------      ---------       -----------
BALANCE, DECEMBER 31, 1995             $          -      $16,723       $ 8,533          $ (54)            $ 626

 Net income                                       -            -         1,709              -                 -
 Cumulative translation adjustment                -            -             -              -              (109)
                                       ------------      -------       -------      ---------             -----

BALANCE, MARCH 31, 1996 (unaudited)    $          -      $16,723       $10,242          $ (54)            $ 517
                                       ============      =======       =======      =========             =====



BALANCE, DECEMBER 31, 1996             $          -      $16,723       $15,395          $(324)            $ 324

 Net income                                       -            -         2,310              -                 -
 Cumulative translation adjustment                -            -             -              -              (294)
                                       ------------      -------       -------      ---------             -----

BALANCE, MARCH 31, 1997 (unaudited)    $          -      $16,723       $17,705          $(324)            $  30
                                       ============      =======       =======      =========             =====



    The accompanying Notes to the Unaudited Interim Consolidated Financial
                                  Statements
                   are an integral part of these statements.

                       AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                             (Dollars in thousands)

                                                                   January 1, 1997   January 1, 1996
                                                                         to                to
                                                                   March 31, 1997    March 31, 1996
                                                                   --------------    ---------------
                                                                    (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $ 2,310            $ 1,709
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
        Depreciation and amortization                                       1,249              1,695
        Deferred income tax provision (benefit)                               (64)               (20)
        Loss (gain) on disposal of fixed assets                                35                  2
        Gain on sale of investment                                           (500)                 -
        Provision for losses on accounts receivable                           567                309
        Provision for obsolescence of inventories                             (21)                44
        Changes in assets and liabilities:
          Accounts receivable                                              (1,805)            (2,287)
          Inventories                                                        (170)               388
          Accounts payable                                                     96                281
          Accrued liabilities                                              (1,369)            (1,145)
          Other current assets                                               (233)               (60)
          Income taxes payable                                              1,255                612
          Other non-current assets                                            (83)                71
          Other non-current liabilities                                        97                (85)
                                                                          -------            -------
  Net Cash Provided by Operating Activities                               $ 1,364            $ 1,514


CASH FLOWS FROM INVESTING ACTIVITIES:
        Cash used for capital expenditures                                $  (863)           $  (615)
        Proceeds from sale of fixed assets                                      6                  -
        Proceeds from sale of investment                                    1,400                  -
                                                                          -------            -------
  Net Cash Provided by (Used in) Investing Activities                     $   543            $  (615)


CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in Revolving Credit Loan                  $     -            $   600
        Payments of other long-term debt                                   (2,568)            (1,296)
        Other equity transactions                                             (16)                 4
                                                                          -------            -------
  Net Cash (Used in) Financing Activities                                 $(2,584)           $  (692)


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   $   (44)           $   (17)
                                                                          -------            -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      $  (721)           $   190

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,716                 45
                                                                          -------            -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   995            $   235
                                                                          =======            =======



    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                  NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
                             FINANCIAL STATEMENTS
                                MARCH 31, 1997



NOTE 1  FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, results of operations for the three month periods ended March 31, 1997 and March 31, 1996, and cash flows for the three month periods ended March 31, 1997 and March 31, 1996. The 1997 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1997.


NOTE 2  INVENTORIES

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The cost elements included in inventories are material, labor and factory overhead.

     Inventories consist of the following (in thousands):

                                         March 31, 1997  December 31, 1996
                                         --------------  -----------------
       Raw materials                             $4,503             $4,653
       Work in process                              940                854
       Finished goods                             3,695              3,579
                                                 ------             ------
       Total inventories                         $9,138             $9,086
                                                 ======             ======

NOTE 3  LONG-TERM DEBT

     Long-term debt, inclusive of capital lease obligations which are not material, consists of the following (in thousands):


                                         March 31, 1997   December 31, 1996
                                         --------------   -----------------

     11.00% Senior Subordinated Notes           $18,399             $18,343
     Term Loan                                   19,668              22,222
     Revolving Credit Loan                            -                   -
     Other                                          616                 630
                                                -------             -------
       Total Debt                               $38,683             $41,195
     Less Current Maturities                     (5,406)             (6,647)
                                                -------             -------
       Total Long-Term Debt                     $33,277             $34,548
                                                =======             =======

     The Senior Subordinated Notes above are stated net of unamortized discounts of $1,101,000 and $1,157,000 at March 31, 1997, and December 31, 1996,
respectively.

     Current maturities of long-term debt as of March 31, 1997 consisted of the following (in thousands):

                                   Scheduled Payment
                                          Date         Amount
                                   ------------------  ------
     Term Loan                          June 30, 1997   1,312
     Term Loan                     September 30, 1997   1,312
     Term Loan                      December 31, 1997   1,312
     Term Loan                         March 31, 1998   1,312
     Other                                    Various     158
                                                       ------
       Total Current Maturities                        $5,406
                                                       ======

Bank Credit Agreement

     As a result of a refinancing of its bank debt in June 1996, the Company and its domestic subsidiaries, entered into a new credit agreement (the "Bank Credit Agreement") which included a term loan ("Term Loan") with an original principal amount of $25,000,000 and a non-amortizing revolving credit loan ("Revolving Credit Loan") of up to $15,000,000, including up to $1,000,000 of letters of credit. The Bank Credit Agreement was amended in March 1997 to increase the Revolving Credit Loan availability to $20,000,000.

     Under the Bank Credit Agreement, the loans may, at the option of the Company, be either Base Rate borrowings, Eurodollar borrowings or a combination thereof. Base Rate borrowings bear interest at the prime rate or the Federal Funds rate plus 1.00%, whichever is higher, and Eurodollar borrowings bear interest at a rate of LIBOR plus 1.50%. In certain events defined in the agreement, the Eurodollar borrowing interest rate may be increased to LIBOR plus 1.75%. The Company pays a fee of .38% per annum on the unused balance of the line of credit. The Company can repay any borrowings at any time without penalty. The weighted average interest rates on all amounts outstanding under the Bank Credit Agreement as of March 31, 1997 was 7.03%. Substantially all of the assets of the Company act as collateral under the Bank Credit Agreement.

     The Term Loan has scheduled maturities, subject to adjustment for any prepayments, of $1,312,000 quarterly, maturing with a final payment of $1,300,000 on December 31, 2000. The Revolving Credit Loan also terminates on December 31, 2000. Interest payments are generally due quarterly. The Company is required to prepay portions of the Term Loan in the event of a major asset sale as defined in the Bank Credit Agreement.


11.00% Senior Subordinated Notes

     The $19,500,000 outstanding of 11.00% Senior Subordinated Notes were issued in March 1994 pursuant to a trust indenture (the "Indenture") between the Company, certain guarantors and a trustee bank and were sold to a group of private investors. Interest on the notes is payable semi-annually and the notes mature on March 15, 2001. The notes may be redeemed, at the Company's option, in full or in part on or after March 15, 1997, at a decreasing premium rate beginning at 104.4% on March 15, 1997. A change of control of the Company, as defined, would require the Company to offer to redeem all notes at a 101% premium. The Company has notified the trustee of its intention to redeem $9,250,000 in principal of the Senior Subordinated Notes on May 15, 1997.

     In July 1994, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Senior Subordinated Notes under the Securities Act of 1933. The Notes are guaranteed by all of the Company's domestic subsidiaries. See Note 6 for further information regarding these guarantees.

Restrictive Loan Covenants

     The Bank Credit Agreement and the Indenture contain certain covenants which, among other things and all as defined in the applicable agreement, require the Company to maintain a minimum net worth, current ratio, interest coverage ratio, and fixed charge coverage ratio, and maximum leverage ratio of indebtedness to net worth. In addition, the Company may not create or incur certain types of additional debt or liens, declare dividends except as defined, or make capital expenditures or other restricted payments, as defined, during the term of the agreements in excess of varying amounts, as defined. The Company was in compliance with its loan covenants as of March 31, 1997.


NOTE 4  CAPITAL STOCK

     The Company has 100 shares of common stock, par value $.01 per share, authorized, issued and outstanding, all of which are owned by Holdings.


NOTE 5  SALE OF INVESTMENT

     In February 1997, the Company sold its investment in Andamios Atlas, S.A. de C.V. ("Andamios"), a Mexican company, for gross proceeds of $1,500,000. The Company had accounted for its investment in Andamios utilizing the cost method. The pretax gain on the sale of Andamios stock of $500,000 is included as other income in the Consolidated Statements of Income.

NOTE 6  SUBSIDIARY GUARANTEES

     The Company's payment obligations under the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees") by Ames Taping Tool Systems, Inc. and TapeTech Tool Co., Inc., each a wholly-owned subsidiary of the Company and each a "Guarantor." These subsidiaries, together with the operating divisions of the Company, represent all of the operations of the Company conducted in the United States. The remaining subsidiaries of the Company are foreign subsidiaries. Pursuant to the sale of substantially all of its assets, Mid America Machine Corp. ("MAMCO") was released as a Guarantor in 1995.

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

                          CONSOLIDATING BALANCE SHEET
                             AS OF MARCH 31, 1997
                            (Dollars in thousands)
                                  (Unaudited)

                                                    Parent
                                                   and its     Guarantor    Non-guarantor                  Consolidated
                                                  Divisions   Subsidiaries  Subsidiaries    Eliminations      Totals
                                                  ---------   ------------  ------------    ------------   ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                        $  (130)       $   610        $  566        $    (51)       $   995
  Accounts receivable, net                           4,379          5,100         2,430            (131)        11,778
  Inventories, net                                   6,010          1,383         2,206            (461)         9,138
  Prepaid income taxes and other current assets      1,649            169           107               -          1,925
  Deferred income tax benefits                       3,159              -             -               -          3,159
                                                   -------        -------        ------        --------        -------
    Total Current Assets                           $15,067        $ 7,262        $5,309        $   (643)       $26,995
                                                   -------        -------        ------        --------        -------

PLANT AND EQUIPMENT, AT COST:
  Land                                             $   521        $     -        $    -        $      -        $   521
  Buildings and improvements                         6,236             18           252               -          6,506
  Machinery and equipment                           22,853            529           187               -         23,569
  Equipment leased to others                         6,305              -            13               -          6,318
                                                   -------        -------        ------        --------        -------
                                                   $35,915        $   547       $   452        $      -       $ 36,914
  Less: Accumulated depreciation                    11,642            324           138               -         12,104
                                                   -------        -------        ------        --------        -------
    Net Plant and Equipment                        $24,273        $   223        $  314        $      -        $24,810
                                                   -------        -------        ------        --------        -------

OTHER ASSETS:
  Goodwill, net                                    $31,839        $ 2,624        $    -        $      -        $34,463
  Intangible assets, net                               307             41             -               -            348
  Deferred charges, net                             11,276            923            17               -         12,216
  Investment in wholly-owned subsidiaries           14,461              -             -         (14,461)             -
  Other assets                                          70              -             -               -             70
                                                   -------        -------        ------        --------        -------
    Total Other Assets                             $57,953        $ 3,588        $   17        $(14,461)       $47,097
                                                   -------        -------        ------        --------        -------

TOTAL ASSETS                                       $97,293        $11,073        $5,640        $(15,104)       $98,902
                                                   =======        =======        ======        ========        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt             $ 5,365        $    41        $    -        $      -        $ 5,406
  Accounts payable                                   2,886            521           492            (182)         3,717
  Accrued liabilities                                6,141            442           549               -          7,132
  Accrued income taxes                               1,103              -           152               -          1,255
  Advance account                                       39            692          (731)              -              -
                                                   -------        -------        ------        --------        -------
    Total Current Liabilities                      $15,534        $ 1,696        $  462        $   (182)       $17,510
                                                   -------        -------        ------        --------        -------

NON-CURRENT LIABILITIES:
  Long-term debt, less current maturities          $33,243        $    34        $    -        $      -        $33,277
  Other non-current liabilities                     11,147              -             -               -         11,147
  Deferred income taxes                              2,834              -             -               -          2,834
                                                   -------        -------        ------        --------        -------
    Total Non-Current Liabilities                  $47,224        $    34        $    -        $      -        $47,258
                                                   -------        -------        ------        --------        -------

STOCKHOLDER'S EQUITY:
  Common stock and
    additional paid-in capital                     $16,723        $ 5,098        $2,000        $ (7,098)       $16,723
  Retained earnings                                 18,136          4,245         3,148          (7,824)        17,705
  Additional minimum pension liability                (324)             -             -               -           (324)
  Cumulative translation adjustment                      -              -            30               -             30
                                                   -------        -------        ------        --------        -------
    Total Stockholder's Equity                     $34,535        $ 9,343        $5,178        $(14,922)       $34,134
                                                   -------        -------        ------        --------        -------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                             $97,293        $11,073        $5,640        $(15,104)       $98,902
                                                   =======        =======        ======        ========        =======


                       CONSOLIDATING STATEMENT OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             (Dollars in thousands)
                                  (Unaudited)

                                                  Parent
                                                  and its     Guarantor    Non-guarantor                   Consolidated
                                                 Divisions   Subsidiaries   Subsidiaries   Eliminations       Totals
                                                 ----------  ------------  --------------  -------------   ------------

 Net sales                                         $14,069         $3,652         $2,568        $(1,645)     $18,644
 Net rentals                                         3,570          6,241            233         (3,561)       6,483
                                                   -------         ------         ------        -------      -------

Net revenues                                       $17,639         $9,893         $2,801        $(5,206)     $25,127

 Cost of sales                                     $ 9,694         $2,231         $1,550        $(1,681)     $11,794
 Cost of rentals                                       722          5,026            149         (3,561)       2,336
 Selling, general and administrative expenses        3,744          1,927            686              -        6,357
                                                   -------         ------         ------        -------      -------

Income from operations                             $ 3,479         $  709         $  416        $    36      $ 4,640

 Interest expense                                  $ 1,058         $    2         $    -        $     -      $ 1,060
 Intercompany interest expense (income)                (18)            18              -              -            -
 Other expense (income), net                        (1,118)             8             (1)           632         (479)
                                                   -------         ------         ------        -------      -------

Income before income taxes                         $ 3,557         $  681         $  417        $  (596)     $ 4,059

 Provision for income taxes                          1,283            305            161              -        1,749
                                                   -------         ------         ------        -------      -------

Net income                                         $ 2,274         $  376         $  256        $  (596)     $ 2,310
                                                   =======         ======         ======        =======      =======


                     CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             (Dollars in thousands)
                                  (Unaudited)

                                                      Parent
                                                     and its      Guarantor    Non-guarantor                 Consolidated
                                                    Divisions   Subsidiaries    Subsidiaries   Eliminations     Totals
                                                    ----------  -------------  --------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES                  $ 1,604          $(101)          $(139)       $     -   $ 1,364

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                     (826)           (29)             (8)             -      (863)
  Proceeds from sale of fixed assets                        6              -               -              -         6
  Proceeds from sale of investment                      1,400              -               -              -     1,400
                                                      -------          -----           -----        -------   -------
Net Cash Provided by (Used In) Investing Activities   $   580          $ (29)          $  (8)       $     -   $   543

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Revolving Credit Loan          -              -               -              -         -
  Payments of other long-term debt                     (2,558)           (10)              -              -    (2,568)
  Net increase (decrease) in advance account             (216)           243             (27)             -         -
  Other equity transactions                                 2              -             (18)             -       (16)
                                                      -------          -----           -----        -------   -------
   Net Cash Provided by (Used In)
    Financing Activities                              $(2,772)         $ 233           $ (45)       $     -   $(2,584)

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                                            -              -             (44)             -       (44)
                                                      -------          -----           -----        -------   -------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 $  (588)         $ 103           $(236)       $     -   $  (721)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      407            507             802              -     1,716
                                                      -------          -----           -----        -------   -------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                        $  (181)         $ 610           $ 566        $     -       995
                                                      =======          =====           =====        =======   =======

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1996
                             (Dollars in thousands)


                                                     Parent
                                                    and its      Guarantor   Non-guarantor                  Consolidated
                                                   Divisions   Subsidiaries  Subsidiaries    Eliminations      Totals
                                                   ----------  ------------  -------------  --------------  -------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                          $   407        $   507        $  802        $      -        $ 1,716
  Accounts receivable, net                             3,681          4,673         2,472            (139)        10,687
  Inventories, net                                     5,892          1,422         2,268            (496)         9,086
  Prepaid income taxes and other current assets        1,513            127            55               -          1,695
  Deferred income tax benefits                         3,027              -             -               -          3,027
                                                     -------        -------        ------        --------        -------
   Total Current Assets                              $14,520        $ 6,729        $5,597        $   (635)       $26,211
                                                     -------        -------        ------        --------        -------

PLANT AND EQUIPMENT, AT COST:
  Land                                               $   521        $     -        $    -        $      -        $   521
  Buildings and improvements                           6,200             18           291               -          6,509
  Machinery and equipment                             22,419            500           230               -         23,149
  Equipment leased to others                           6,026              -            14               -          6,040
                                                     -------        -------        ------        --------        -------
                                                     $35,166        $   518        $  535        $      -        $36,219
  Less: Accumulated depreciation                      10,860            305           181               -         11,346
                                                     -------        -------        ------        --------        -------
   Net Plant and Equipment                           $24,306        $   213        $  354        $      -        $24,873
                                                     -------        -------        ------        --------        -------

OTHER ASSETS:
  Goodwill, net                                      $32,037        $ 2,642        $    -        $      -        $34,679
  Intangible assets, net                                 330             47             -               -            377
  Deferred charges, net                               11,271            924            18               -         12,213
  Investment in wholly-owned subsidiaries             13,829              -             -         (13,829)             -
  Investment in affiliates                               900              -             -               -            900
  Other assets                                            78              -             -               -             78
                                                     -------        -------        ------        --------        -------
   Total Other Assets                                $58,445        $ 3,613        $   18        $(13,829)       $48,247
                                                     -------        -------        ------        --------        -------

TOTAL ASSETS                                         $97,271        $10,555        $5,969        $(14,464)       $99,331
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
                                                     =======        =======        ======        ========        =======

                                             CONSOLIDATING STATEMENT OF INCOME
                                         FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                                  (Dollars in thousands)
                                                        (Unaudited)

                                                        Parent
                                                       and its     Guarantor     Non-guarantor                 Consolidated
                                                      Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                      ---------   ------------   -------------  ------------   ------------

 Net sales                                             $17,784       $2,952         $3,305        $(1,284)       $22,757
 Net rentals                                             3,257        5,623            235         (3,251)         5,864
                                                       -------       ------         ------        -------        -------

Net revenues                                           $21,041       $8,575         $3,540        $(4,535)       $28,621

 Cost of sales                                         $12,533       $1,777         $2,027        $(1,227)       $15,110
 Cost of rentals                                           714        4,728            152         (3,251)         2,343
 Selling, general and administrative expenses            4,108        1,774            823              -          6,705
                                                       -------       ------         ------        -------        -------

Income from operations                                 $ 3,686       $  296         $  538        $   (57)       $ 4,463

 Interest expense                                      $ 1,434       $    2         $    7        $     -        $ 1,443
 Intercompany interest expense (income)                    (26)          26              -              -              -
 Other expense (income), net                              (431)           6             49            386             10
                                                       -------       ------         ------        -------        -------

Income before income taxes                             $ 2,709       $  262         $  482        $  (443)       $ 3,010

 Provision for income taxes                                943          118            240              -          1,301
                                                       -------       ------         ------        -------        -------

Net income                                             $ 1,766       $  144         $  242        $  (443)       $ 1,709
                                                       =======       ======         ======        =======        =======

                                           CONSOLIDATING STATEMENT OF CASH FLOWS
                                         FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                                  (Dollars in thousands)
                                                        (Unaudited)

                                                        Parent
                                                       and its      Guarantor    Non-guarantor                 Consolidated
                                                      Divisions   Subsidiaries    Subsidiaries   Eliminations     Totals
                                                      ---------   ------------   -------------   ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES                   $ 1,399       $  215         $(100)           $  -        $ 1,514

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                      (613)          (2)            -               -           (615)
  Proceeds from sale of fixed assets                         -            -             -               -              -
                                                       -------        -----         -----            ----        -------
   Net Cash (Used In) Investing Activities             $  (613)       $  (2)        $   -            $  -        $  (615)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Revolving Credit Loan         600            -             -               -            600
  Payments of other long-term debt                      (1,289)          (7)            -               -         (1,296)
  Net increase (decrease) in advance account                (7)          (9)           16               -              -
  Other equity transactions                                  3            -             1               -              4
                                                       -------        -----         -----            ----        -------
   Net Cash Provided by (Used In)
    Financing Activities                               $  (693)      $  (16)        $  17            $  -        $  (692)

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                                             -            -           (17)              -            (17)
                                                       -------        -----         -----            ----        -------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  $    93       $  197         $(100)           $  -        $   190
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      (990)         254           781            $  -             45
                                                       -------        -----         -----            ----        -------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                         $  (897)      $  451         $ 681            $  -        $   235
                                                       =======       ======         =====            ====        =======

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   AXIA Incorporated, the "Company," is a diversified manufacturer and marketer of (i) formed and coated wire products and material handling and storage equipment (Metal Products Segment), (ii) specialized packaging machinery (Packaging Products Segment), and (iii) tools and other products for finishing drywall in new and renovated housing and commercial construction (Construction Tool Segment).

   During the periods discussed below, except as may be noted, inflation and changing prices have not had, and are not expected to have, a material impact on the Company's net revenues or its income from operations.

   The following Table 1 summarizes the Company's Consolidated Statements of Income for the three-month periods ended March 31, 1997 and March 31, 1996 (in thousands):


Table 1
                                                   Summary Income Statement
                                                -------------------------------
                                                      Three Months Ended
                                                March 31, 1997   March 31, 1996
                                                ---------------  --------------

Net revenues                                           $25,127          $28,621

Cost of revenues                                        14,130           17,453
Selling, general and administrative expenses             6,357            6,705
                                                       -------          -------
Income from operations                                 $ 4,640          $ 4,463

Interest expense                                         1,060            1,443
Other expense (income), net                               (479)              10
                                                       -------          -------
Income before income taxes                             $ 4,059          $ 3,010

Provision for income taxes                               1,749            1,301
                                                       -------          -------

Net income                                             $ 2,310          $ 1,709
                                                       =======          =======

  The following Table 2 presents, for the periods indicated, certain items in the Company's Consolidated Statements of Income as a percentage of total net revenues for the three-month periods ended March 31, 1997 and March 31, 1996:


Table 2
                                                     Percentage of Total Net Revenues
                                                    ----------------------------------
                                                            Three Months Ended
                                                     March 31, 1997    March 31, 1996
                                                    ----------------  ----------------

Net Revenues......................................            100.0%            100.0%

Costs and expenses
    Cost of revenues..............................             56.2              61.0
    Selling, general and administrative expenses..             25.3              23.4
    Interest expense..............................              4.2               5.1
    Other expense (income), net...................             (1.9)                -
    Provision for income taxes....................              7.0               4.5
                                                              -----             -----

Net income........................................              9.2%              6.0%


Results of Operations

AXIA Consolidated net revenues for the three-month period ended March 31, 1997, decreased 12.2% to $25,127,000 from $28,621,000 in the comparable period in 1996. The decline was primarily attributable to the reduction in sales of dishracks within the Metal Products Segment. This includes the impact of a loss of a dishrack customer which had accounted for revenues of $2,825,000 in the first quarter of 1996. The Packaging Products Segment also recorded lower revenues due primarily to weaker sales of sewing equipment in North America and Europe. Currency changes reduced revenues $283,000 in comparison to the first quarter of 1996. The Construction Tool Segment revenue increased 14.9% from improved drywall taping tool rentals and sales and merchandise sales through Company-operated stores.

     Consolidated cost of revenues for the three-month period ended March 31, 1997, decreased 19.0% to $14,130,000 from $17,453,000 in the comparable period in 1996. The decline in cost of revenues was primarily attributable to the revenue decrease. However, profit margins improved in all three business segments due to cost reductions generated by the acquisition of new, more efficient, production equipment, lower costs for outsourced parts, and improved production efficiency. The Company's margins also improved due to revenue growth in higher margin products and product mix.

     Consolidated selling, general and administrative expenses ("SG&A") for the three-month period ended March 31, 1997, decreased 5.2% to $6,357,000 from $6,705,000 in the comparable period in 1996. This was primarily attributable to reduced expenditures for professional services, advertising, and employee benefit costs. The Company also recorded lower expenses due to the relocation of its corporate executive office in June 1996. Bad debt expense increased with revenue growth within the Construction Tool Segment.

     Interest expense for the three-month period ended March 31, 1997, decreased 26.5% to $1,060,000 from $1,443,000 in the comparable period in 1996. The decrease was the result of both a reduction in outstanding debt and lower interest rates on the Company's variable rate bank debt.

     Other income was $479,000 for the three-month period ended March 31, 1997, compared to other expense of $10,000 in 1996. In February 1997, the Company sold its investment in Andamios Atlas, S.A. d C.V. which resulted in a gain of approximately $500,000.

     Income before income taxes (IBT) for the three-month period ended March 31, 1997, increased 34.9% to $4,059,000 from $3,010,000 in the comparable period in 1996. As discussed in the preceding paragraphs, this improvement was primarily the result of lower interest expense, the sale of an investment, and improved margins.

     Income taxes for the period ended March 31, 1997, were 43.1% of IBT compared to 43.2% in the comparable period in 1996.


Liquidity and Capital Resources

     The Company generated cash from operations of $1,364,000 for the three-month period ended March 31, 1997, compared to $1,514,000 for the three-month period ended March 31, 1996, and had cash on hand of $995,000.

     At March 31, 1997, the Company had working capital of $9,485,000 compared to working capital of $7,362,000 at December 31, 1996. Receivables have increased $1,091,000 from December 31, 1996, principally as a result of revenue growth from the level recorded in the month of December 1996. Inventories have increased $52,000 from December 31, 1996. At March 31, 1997, current liabilities decreased $1,339,000 from December 31, 1996, due to a reduction of $1,241,000 in current maturities of long-term debt due to a bank term loan prepayment made as a result of a sale of an investment.

     Capital expenditures for the three-month period ended March 31, 1997, were $863,000. Management believes its cash flow from operations, together with its revolving loan capacity, will be sufficient to meet its capital expenditure requirements for the remainder of 1997 and 1998.

     The Company entered into a new bank credit agreement in June 1996 which reduced the interest rate on its variable rate bank loans by 1.25% to 1.50%, depending on the maintaining of certain ratios. The bank loan agreement originally consisted of a $25,000,000 Term Loan and up to $15,000,000 in available funds under a Revolving Credit Loan. In March 1997, the Company negotiated an amendment to the agreement to increase the Revolving Credit Loan to $20,000,000. The Term Loan matures in equal quarterly installments with the final payment due on the expiration date of the agreement, December 31, 2000. The Company had no outstanding borrowings under the Revolving Credit Loan at March 31, 1997.

     The Company has notified the trustee of its Subordinated Notes of its intent to repurchase and extinguish $9,250,000 in principal amount of the notes on May 15, 1997. The notes may be redeemed at the option of the Company at a premium rate of 104.4%. The amount of the repurchase, including the principal, premium, and accrued interest, will be financed by the Revolving Credit Loan of the Bank Credit Agreement. As discussed above, the Company has a $20,000,000 credit line available and had no amounts outstanding on March 31, 1997.

     The Company has engaged an investment banking firm to seek potential purchasers of one of its divisions. The likelihood of a transaction and the financial impact is not estimable at present. A sale, if such occurs, is not likely to be consummated prior to the third quarter. All or a portion of the proceeds of such sale, if such sale occurs, will be used to extinguish outstanding debt of the Company. The division had revenues of $8,773,000 and operating income of $1,824,000 in the three months ending March 31, 1997.

     As a result of dishrack sourcing decisions made by its customers, in 1996, the Company shut down a leased production facility in Canal Winchester, Ohio, and temporarily idled a second plant in Clinton, North Carolina. The Clinton facility resumed operations in the first quarter of 1997. The Beaver Dam, Kentucky, plant, shut down in 1994 due to a customer's decision to utilize an alternative source of supply, was reopened in 1996 to produce dishrack components, lower volume dishracks, and other formed and coated wire products. During 1996 and for the three months ended March 31, 1997, the Company charged $980,000 and $204,000, respectively, of costs incurred against a facility realignment reserve established in prior periods. The Company had $420,000 accrued at March 31, 1997, for estimated future facility realignment costs.

     As discussed in Note 3 in the accompanying financial statements, the Bank Credit Agreement and the Indenture of AXIA Incorporated, issuer, governing the Notes, restrict the Company's ability to incur additional indebtedness. Management believes that its cash flow from operations and its revolving loan capacity will be sufficient to meet its operational requirements, loan maturities, and capital needs for 1997 and 1998.

     The Company was in compliance with all terms and restrictive covenants of its credit agreements as of March 31, 1997.

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


Item 1. Legal Proceedings

     The Company is subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials. Including the item discussed below, compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial condition or operating results.

     On February 25, 1991, the New York State Department of Environmental Conservation (the "NYSDEC") sent a notice letter to the Company alleging that it had documented the release and/or threatened release of "hazardous substances" and/or the presence of "hazardous wastes" at a property located in Buffalo, New York, formerly owned by Bliss and Laughlin Steel Company, a predecessor of the Company. The NYSDEC has determined that the Company, among others, is a responsible party through its past ownership of the property. In the notice letter, the NYSDEC requested that the Company agree to enter into negotiations with the NYSDEC to execute a consent decree with respect to the financing by the Company of a remedial investigation, as well as a feasibility study for remedial action.

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

     The Company and certain of its subsidiaries are currently involved in civil litigation relating to the conduct of their business. Although the outcome of any particular lawsuit cannot be predicted with certainty, the Company believes that these matters, individually or in the aggregate, will not have a material adverse effect on its results of operations or financial condition.

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

Item 6(a) continued

 10.7     Form of the Stock Purchase Agreement./(2)/

 10.8     Form of Employment and Non-competition Agreement./(2)/

 10.10    Exec-U-Care Medical Reimbursement Insurance./(2)/

 10.11    Key Employee Posthumous Salary Continuation Plan./(2)/

 10.12    AXIA Incorporated Management Incentive Compensation Plan./(2)/

 10.15 Purchasing Partnering Agreement between Maytag-Jackson Dishwash Products and Nestaway, Division of AXIA Incorporated, dated November 15, 1995./(5)/

 10.16 Loan Agreement dated as of June 27, 1996 among AXIA Incorporated, Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc., as Borrowers, and the Lenders named herein as Lenders, and American National Bank & Trust Co. of Chicago, as Agent and Lender./(5)/

 10.17 First Amendment to Loan Agreement dated as of March 10, 1997 among AXIA Incorporated, Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc., and the Lenders named in the Loan Agreement.

 21.1     Subsidiaries of the Registrant./(1)/

 23.1 Consent of Kaye, Scholer, Fierman, Hays & Handler (included in Exhibit 5.1)./(3)/

 23.2     Consent of Arthur Andersen LLP/(6)/

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

/(6)/ Previously filed as an exhibit to the Company's Form 10-K for the period ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.

                                  SIGNATURES


     Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AXIA INCORPORATED



Date: May 12, 1997                  /s/  Lyle J. Feye
                                    ---------------------------------------
                                    Lyle J. Feye
                                    Vice President Finance, Treasurer,
                                    Chief Financial Officer