Form 10-Q
period 1997-06-30
AXIA INC
filed 1997-08-11
CIK 12635

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended June 30, 1997            Commission File No. 33-78922
                                                                    --------

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

                                     PART I

Item 1.  Financial Statements

                      AXIA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                            (Dollars in thousands)

                                                  June 30,       December 31,
                                                    1997             1996
                                                -----------      ------------
ASSETS                                          (Unaudited)
------
CURRENT ASSETS:
 Cash and cash equivalents                         $   426            $ 1,716
 Accounts receivable, net                           11,735             10,687
 Inventories                                         9,070              9,086
 Prepaid income taxes and other current assets       2,715              1,695
 Deferred income tax benefits                        3,162              3,027
                                                   -------            -------
   Total Current Assets                            $27,108            $26,211
                                                   -------            -------

PLANT AND EQUIPMENT, AT COST:
 Land                                              $   521            $   521
 Buildings and improvements                          6,466              6,509
 Machinery and equipment                            23,794             23,149
 Equipment leased to others                          6,787              6,040
                                                   -------            -------
                                                   $37,568            $36,219
 Less: Accumulated depreciation                     12,862             11,346
                                                   -------            -------
   Net Plant and Equipment                         $24,706            $24,873
                                                   -------            -------

OTHER ASSETS:
 Goodwill, net                                     $34,237            $34,679
 Intangible assets, net                                326                377
 Deferred charges, net                              12,004             12,213
 Investment in affiliate                                 -                900
Other assets                                            68                 78
                                                   -------            -------
   Total Other Assets                              $46,635            $48,247
                                                   -------            -------

TOTAL ASSETS                                       $98,449            $99,331
                                                   =======            =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt              $ 5,404            $ 6,647
 Accounts payable                                    3,919              3,655
 Accrued liabilities                                 6,685              8,547
 Accrued income taxes                                  236                  -
                                                   -------            -------
   Total Current Liabilities                       $16,244            $18,849
                                                   -------            -------

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities           $32,432            $34,548
 Other non-current liabilities                      11,473             11,050
 Deferred income taxes                               2,937              2,766
                                                   -------            -------
   Total Non-Current Liabilities                   $46,842            $48,364
                                                   -------            -------

STOCKHOLDER'S EQUITY:
 Common stock ($.01 par value; 100 shares
  authorized, issued and outstanding)              $     -            $     -
 Additional paid-in capital                         16,723             16,723
 Retained earnings                                  19,112             15,395
 Additional minimum pension liability                 (324)              (324)
 Cumulative translation adjustment                    (148)               324
                                                   -------            -------
   Total Stockholder's Equity                      $35,363            $32,118
                                                   -------            -------

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                              $98,449            $99,331
                                                   =======            =======


    The accompanying Notes to the Unaudited Interim Consolidated Financial
           Statements are an integral part of these balance sheets.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                            (Dollars in thousands)


                                                                      April 1, 1997          April 1, 1996
                                                                            to                   to
                                                                      June 30, 1997          June 30, 1996
                                                                      -------------          -------------
                                                                      (Unaudited)             (Unaudited)
       Net sales                                                        $19,832                  $19,852
       Net rentals                                                        6,749                    6,016
                                                                        -------                  -------

  Net revenues                                                          $26,581                  $25,868

       Cost of sales                                                     12,891                   12,819
       Cost of rentals                                                    2,360                    2,327
       Selling, general and administrative expenses                       6,486                    5,990
                                                                        -------                  -------

  Income from operations                                                $ 4,844                  $ 4,732

       Interest expense                                                     969                    1,427
       Interest income                                                       (2)                      (5)
       Other expense (income), net                                           72                       54
                                                                        -------                  -------

  Income before income taxes and extraordinary item                     $ 3,805                  $ 3,256

       Provision for income taxes                                         1,626                    1,396
                                                                        -------                  -------

  Income before extraordinary item                                      $ 2,179                  $ 1,860

  Extraordinary item:
       Loss on early extinguishment of debt,
         net of income taxes of $479 and $410,
          respectively (See Note 3)                                     $   772                  $   614
                                                                        -------                  -------

  Net income                                                            $ 1,407                  $ 1,246
                                                                        =======                  =======


    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                            (Dollars in thousands)

                                                        January 1, 1997    January 1, 1996
                                                               to                to
                                                         June 30, 1997      June 30, 1996
                                                       ----------------    ---------------
                                                           (Unaudited)       (Unaudited)
     Net sales                                               $38,476           $42,609
     Net rentals                                              13,232            11,880
                                                             -------           -------

  Net revenues                                               $51,708           $54,489

     Cost of sales                                            24,685            27,929
     Cost of rentals                                           4,696             4,670
     Selling, general and administrative expenses             12,843            12,695
                                                             -------           -------

  Income from operations                                     $ 9,484           $ 9,195

     Interest expense                                          2,029             2,870
     Interest income                                             (14)              (23)
     Other expense (income), net                                (395)               82
                                                             -------           -------

  Income before income taxes and extraordinary item          $ 7,864           $ 6,266

     Provision for income taxes                                3,375             2,697
                                                             -------           -------

  Income before extraordinary item                           $ 4,489           $ 3,569

  Extraordinary item:
     Loss on early extinguishment of debt,
      net of income taxes of $479 and $410,
      respectively  (See Note 3)                                 772               614
                                                             -------           -------

  Net income                                                 $ 3,717           $ 2,955
                                                             =======           =======

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
             FOR THE PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                            (Dollars in thousands)





                                                     Additional                Minimum     Cumulative
                                      Common Stock    Paid-in    Retained      Pension    Translation
                                       Par Value      Capital    Earnings     Liability   Adjustments
                                      ------------    -------    --------    -----------  ------------


BALANCE, DECEMBER 31, 1995             $  -           $16,723     $ 8,533     $   (54)      $   626

 Net income                               -                 -       2,955           -             -
 Cumulative translation adjustment        -                 -           -           -          (229)
                                       -------        -------     -------     -------       -------

BALANCE, JUNE 30, 1996 (unaudited)     $  -           $16,723     $11,488     $   (54)      $   397
                                       =======        =======     =======     =======       =======

BALANCE, DECEMBER 31, 1996             $  -           $16,723     $15,395     $  (324)      $   324

 Net income                               -                 -       3,717           -             -
 Cumulative translation adjustment        -                 -           -           -          (472)
                                       -------        -------     -------     -------       -------

BALANCE, JUNE 30, 1997 (unaudited)     $  -           $16,723     $19,112     $  (324)      $  (148)
                                       =======        =======     =======     =======       =======



    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                            (Dollars in thousands)

                                                                  January 1, 1997       January 1, 1996
                                                                        to                    to
                                                                   June 30, 1997         June 30, 1996
                                                                  ---------------       ---------------
                                                                    (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $  3,717              $  2,955
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                       2,486                 3,392
Extraordinary item - writeoff of capitalized financing costs              826                 1,024
    Deferred income tax provision (benefit)                                36                   341
    Loss (gain) on disposal of fixed assets                                79                   (15)
    Gain on sale of investment                                           (500)                    -
    Provision for losses on accounts receivable                         1,187                   541
    Provision for obsolescence of inventories                             (85)                   59
    Loss (gain) on pension expense                                         20                  (137)
    Changes in assets and liabilities:
      Accounts receivable                                              (2,499)                 (219)
      Inventories                                                        (128)                  (30)
      Accounts payable                                                    330                    183
      Accrued liabilities                                              (1,789)                 (630)
      Other current assets                                                (96)                   294
      Income taxes payable                                               (690)                 (734)
      Other non-current assets                                           (279)                   86
      Other non-current liabilities                                       423                    48
                                                                     --------              --------
  Net Cash Provided by Operating Activities                          $  3,038              $  7,158

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for capital expenditures                               $ (1,699)             $ (2,029)
    Proceeds from sale of fixed assets                                      8                    13
    Proceeds from sale of investment                                    1,400                     -
                                                                     --------              --------
  Net Cash (Used in) Investing Activities                            $   (291)             $ (2,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in Revolving Credit Loan                            $  9,200              $  2,900
    Payments of other long-term debt                                  (13,165)              (31,612)
    Proceeds from other long-term debt                                      -                25,000
    Payments of deferred financing costs                                    -                  (478)
    Other equity transactions                                             (16)                    4
                                                                     --------              --------
  Net Cash (Used in) Financing Activities                            $ (3,981)             $ (4,186)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              $    (56)             $    (39)
                                                                     --------              --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 $ (1,290)             $    917

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,716                    45
                                                                     --------              --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    426              $    962
                                                                     ========              ========

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                  NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
                             FINANCIAL STATEMENTS
                                 JUNE 30, 1997


NOTE 1  FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, results of operations for the three month and six month periods ended June 30, 1997 and June 30, 1996, and cash flows for the six month periods ended June 30, 1997 and June 30, 1996. The 1997 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1997.

NOTE 2  INVENTORIES

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The cost elements included in inventories are material, labor and factory overhead.

     Inventories consist of the following (in thousands):

                                           June 30, 1997       December 31, 1996
                                           -------------       -----------------
          Raw materials                           $4,342                  $4,653
          Work in process                          1,043                     854
          Finished goods                           3,685                   3,579
                                                  ------                  ------
          Total inventories                       $9,070                  $9,086
                                                  ======                  ======

NOTE 3  LONG-TERM DEBT

     Long-term debt, inclusive of capital lease obligations which are not material, consists of the following (in thousands):

                                           June 30, 1997      December 31, 1996
                                           -------------      -----------------
        11.00% Senior Subordinated Notes         $ 9,699                $18,343
        Term Loan                                 18,356                 22,222
        Revolving Credit Loan                      9,200                      -
        Other                                        581                    630
                                                 -------                -------
          Total Debt                             $37,836                $41,195
        Less Current Maturities                   (5,404)                (6,647)
                                                 -------                -------
          Total Long-Term Debt                   $32,432                $34,548
                                                 =======                =======

     The Senior Subordinated Notes above are stated net of unamortized discounts of $551,000 and $1,157,000 at June 30, 1997, and December 31, 1996,
respectively.

     Current maturities of long-term debt as of June 30, 1997 consists of the following (in thousands):


                                   Scheduled Payment
                                          Date         Amount
                                   ------------------  ------
     Term Loan                     September 30, 1997   1,312
     Term Loan                      December 31, 1997   1,312
     Term Loan                         March 31, 1998   1,312
     Term Loan                          June 30, 1998   1,312
     Other                                    Various     156
                                                       ------
       Total Current Maturities                        $5,404
                                                       ======

Bank Credit Agreement

     As a result of a refinancing of its bank debt in June 1996, the Company and its domestic subsidiaries entered into a new credit agreement (the "Bank Credit Agreement") which included a term loan ("Term Loan") with an original principal amount of $25,000,000 and a non-amortizing revolving credit loan ("Revolving Credit Loan") of up to $15,000,000, including up to $1,000,000 of letters of credit. The Bank Credit Agreement was amended in March 1997 to increase the Revolving Credit Loan availability to $20,000,000.

     Under the Bank Credit Agreement, the loans may, at the option of the Company, be either Base Rate borrowings, Eurodollar borrowings or a combination thereof. Base Rate borrowings bear interest at the prime rate or the Federal Funds rate plus 1.00%, whichever is higher, and Eurodollar borrowings bear interest at a rate of LIBOR plus 1.50%. In certain events defined in the agreement, the Eurodollar borrowing interest rate may be increased to LIBOR plus 1.75%. The Company pays a fee of .38% per annum on the unused balance of the line of credit. The Company can repay any borrowings at any time without penalty. The weighted average interest rates on all amounts outstanding under the Bank Credit Agreement as of June 30, 1997 was 7.34%. Substantially all of the assets of the Company act as collateral under the Bank Credit Agreement.

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

     As a result of the refinancing of its bank debt in June 1996, the Company recorded an extraordinary charge for the early extinguishment of debt of $614,000, net of income taxes, as shown on the accompanying Consolidated Statements of Income for the three month and six month periods ended June 30, 1996.


11.00% Senior Subordinated Notes

     The $10,250,000 outstanding of 11.00% Senior Subordinated Notes were issued as part of a $21,000,000 offering in March 1994 pursuant to a trust indenture (the "Indenture") between the Company, certain guarantors and a trustee bank and were sold to a group of private investors. Interest on the notes is payable semi-annually and the notes mature on March 15, 2001. The notes may be redeemed, at the Company's option, in full or in part on or after March 15, 1997, at a decreasing premium rate beginning at 104.4% on March 15, 1997. A change of control of the Company, as defined, would require the Company to offer to redeem all notes at a 101% premium.

     In July 1994, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Senior Subordinated Notes under the Securities Act of 1933. The Notes are guaranteed by all of the Company's domestic subsidiaries. See Note 6 for further information regarding these guarantees.

     In May 1997, the Company exercised its option to redeem and extinguish $9,250,000 of its Senior Subordinated Notes. The Company recorded an extraordinary charge for the early extinguishment of debt of $772,000, net of income taxes, as shown on the accompanying Consolidated Statements of Income for the three month and six month periods ended June 30, 1997. The charge included the aforementioned redemption premium, the writeoff of capitalized financing costs associated with the original issuance of the notes, the applicable original issue discount, and legal expenses, agent fees, and other costs of the transaction.

Restrictive Loan Covenants

     The Bank Credit Agreement and the Indenture contain certain covenants which, among other things and all as defined in the applicable agreement, require the Company to maintain a minimum net worth, current ratio, interest coverage ratio, and fixed charge coverage ratio, and maximum leverage ratio of indebtedness to net worth. In addition, the Company may not create or incur certain types of additional debt or liens, declare dividends except as defined, or make capital expenditures or other restricted payments, as defined, during the term of the agreements in excess of varying amounts, as defined. The Company was in compliance with its loan covenants as of June 30, 1997.


NOTE 4  CAPITAL STOCK

     The Company has 100 shares of common stock, par value $.01 per share, authorized, issued and outstanding, all of which are owned by Axia Holdings Corporation.


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

                          CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1997
                            (Dollars in thousands)
                                  (Unaudited)

                                                        Parent
                                                        and its     Guarantor      Non-guarantor                  Consolidated
                                                        Divisions   Subsidiaries   Subsidiaries    Eliminations      Totals
                                                        ---------   ------------   ------------   -------------   ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                               $  (455)       $   638         $  304        $    (61)       $   426
  Accounts receivable, net                                  4,666          4,762          2,731            (424)        11,735
  Inventories                                               6,322          1,296          1,877            (425)         9,070
  Prepaid income taxes and other current assets             2,439            156            120               -          2,715
  Deferred income tax benefits                              3,162              -              -               -          3,162
                                                          -------        -------         ------        --------        -------
     Total Current Assets                                 $16,134        $ 6,852         $5,032        $   (910)       $27,108
                                                          -------        -------         ------        --------        -------

PLANT AND EQUIPMENT, AT COST:
  Land                                                    $   521        $     -         $    -        $      -        $   521
  Buildings and improvements                                6,244             18            204               -          6,466
  Machinery and equipment                                  23,069            558            167               -         23,794
  Equipment leased to others                                6,775              -             12               -          6,787
                                                          -------        -------         ------        --------        -------
                                                          $36,609        $   576         $  383        $      -        $37,568
  Less: Accumulated depreciation                           12,436            347             79               -         12,862
                                                          -------        -------         ------        --------        -------
     Net Plant and Equipment                              $24,173        $   229         $  304        $      -        $24,706
                                                          -------        -------         ------        --------        -------

OTHER ASSETS:
  Goodwill, net                                           $31,631        $ 2,606         $    -        $      -        $34,237
  Intangible assets, net                                      290             36              -               -            326
  Deferred charges, net                                    11,063            925             16               -         12,004
  Investment in wholly-owned subsidiaries                  14,806              -              -         (14,806)             -
  Investment in affiliates                                      -              -              -               -              -
  Other assets                                                 68              -              -               -             68
                                                          -------        -------         ------        --------        -------
     Total Other Assets                                   $57,858        $ 3,567         $   16        $(14,806)       $46,635
                                                          -------        -------         ------        --------        -------

TOTAL ASSETS                                              $98,165        $10,648         $5,352        $(15,716)       $98,449
                                                          =======        =======         ======        ========        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                    $ 5,360        $    44         $    -        $      -        $ 5,404
  Accounts payable                                          3,159            485            760            (485)         3,919
  Accrued liabilities                                       5,912            482            532            (241)         6,685
  Accrued income taxes                                         69              -            167               -            236
  Advance account                                             955           (179)          (776)              -              -
                                                          -------        -------         ------        --------        -------
     Total Current Liabilities                            $15,455        $   832         $  683        $   (726)       $16,244
                                                          -------        -------         ------        --------        -------

NON-CURRENT LIABILITIES:
  Long-term debt, less current maturities                 $32,394        $    38         $    -        $      -        $32,432
  Other non-current liabilities                            11,473              -              -               -         11,473
  Deferred income taxes                                     2,937              -              -               -          2,937
                                                          -------        -------         ------        --------        -------
     Total Non-Current Liabilities                        $46,804        $    38         $    -        $      -        $46,842
                                                          -------        -------         ------        --------        -------

STOCKHOLDER'S EQUITY:
  Common stock and
     additional paid-in capital                           $16,723        $ 5,098         $2,000        $ (7,098)       $16,723
  Retained earnings                                        19,507          4,680          2,817          (7,892)        19,112
  Additional minimum pension liability                       (324)             -              -               -           (324)
  Cumulative translation adjustment                             -              -           (148)              -           (148)
                                                          -------        -------         ------        --------        -------
     Total Stockholder's Equity                           $35,906        $ 9,778         $4,669        $(14,990)       $35,363
                                                          -------        -------         ------        --------        -------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                                    $98,165        $10,648         $5,352        $(15,716)       $98,449
                                                          =======        =======         ======        ========        =======


                       CONSOLIDATING STATEMENT OF INCOME
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                            (Dollars in thousands)
                                  (Unaudited)

                                                       Parent
                                                       and its     Guarantor    Non-guarantor                 Consolidated
                                                      Divisions   Subsidiaries  Subsidiaries   Eliminations      Totals
                                                      ----------  ------------  -------------  -------------  -------------

  Net sales                                             $28,534        $ 7,453         $5,571      $ (3,082)       $38,476
  Net rentals                                             7,283         12,747            472        (7,270)        13,232
                                                        -------        -------         ------      --------        -------

Net revenues                                            $35,817        $20,200         $6,043      $(10,352)       $51,708

  Cost of sales                                         $19,943        $ 4,475         $3,421      $ (3,154)       $24,685
  Cost of rentals                                         1,478         10,187            301        (7,270)         4,696
  Selling, general and administrative expenses            7,373          4,021          1,449             -         12,843
                                                        -------        -------         ------      --------        -------

Income (loss) from operations                           $ 7,023        $ 1,517         $  872      $     72        $ 9,484

  Interest expense                                      $ 2,018        $     5         $    6      $      -        $ 2,029
  Intercompany interest expense (income)                    (26)            26              -             -              -
  Other expense (income), net                            (1,748)            24            102         1,213           (409)
                                                        -------        -------         ------      --------        -------

Income (loss) before income taxes                       $ 6,779        $ 1,462         $  764      $ (1,141)       $ 7,864
 and extraordinary item

  Provision for income taxes                              2,362            651            362             -          3,375
                                                        -------        -------         ------      --------        -------

Income (loss) before extraordinary item                 $ 4,417        $   811         $  402      $ (1,141)       $ 4,489
                                                        =======        =======         ======      ========        =======

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                            (Dollars in thousands)
                                  (Unaudited)

                                                       Parent
                                                       and its      Guarantor    Non-guarantor                 Consolidated
                                                      Divisions   Subsidiaries    Subsidiaries   Eliminations     Totals
                                                      ----------  -------------  --------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES                   $  2,094          $ 791           $ 153   $           -     $  3,038

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                     (1,640)           (29)            (30)              -       (1,699)
  Proceeds from sale of fixed assets                          8              -               -               -            8
  Proceeds from sale of investment                        1,400              -               -               -        1,400
                                                       --------          -----           -----    ------------     --------
     Net Cash (Used In) Investing Activities           $   (232)         $ (29)          $ (30)   $          -     $   (291)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Revolving Credit          $  9,200          $   -           $   -    $          -     $  9,200
  Payments of other long-term debt                      (13,162)            (3)              -               -      (13,165)
  Net increase (decrease) in advance account                700           (628)            (72)              -            -
  Intercompany dividends                                    477              -            (477)              -            -
  Other equity transactions                                   -              -             (16)              -          (16)
                                                       --------          -----           -----    ------------     --------
     Net Cash (Used In) Financing Activities           $ (2,785)         $(631)          $(565)   $          -     $ (3,981)


EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                                              -              -             (56)              -          (56)
                                                       --------          -----           -----    ------------     --------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  $   (923)         $ 131           $(498)   $          -     $ (1,290)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                        407            507             802               -        1,716
                                                       --------          -----           -----    ------------     --------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                         $   (516)         $ 638           $ 304    $          -     $    426
                                                       ========          =====           =====    ============     ========

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1996
                             (Dollars in thousands)


                                                   Parent
                                                   and its     Guarantor    Non-guarantor                  Consolidated
                                                  Divisions   Subsidiaries  Subsidiaries    Eliminations       Totals
                                                  ---------   ------------  --------------  -------------  ------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                          $   407      $   507         $  802       $      -        $  1,716
 Accounts receivable, net                             3,681        4,673          2,472           (139)         10,687
 Inventories, net                                     5,892        1,422          2,268           (496)          9,086
 Prepaid income taxes and other current assets        1,513          127             55              -           1,695
 Deferred income tax benefits                         3,027            -              -              -           3,027
                                                    -------      -------         ------       --------        --------
  Total Current Assets                              $14,520      $ 6,729         $5,597       $   (635)       $ 26,211
                                                    -------      -------         ------       --------        --------

PLANT AND EQUIPMENT, AT COST:
 Land                                               $   521      $     -         $    -       $      -        $    521
 Buildings and improvements                           6,200           18            291              -           6,509
 Machinery and equipment                             22,419          500            230              -          23,149
 Equipment leased to others                           6,026            -             14              -           6,040
                                                    -------      -------         ------       --------        --------
                                                    $35,166      $   518         $  535       $      -        $36,219
 Less: Accumulated depreciation                      10,860          305            181              -         11,346
                                                    -------      -------         ------       --------        --------
  Net Plant and Equipment                           $24,306      $   213         $  354       $      -        $ 24,873
                                                    -------      -------         ------       --------        --------

OTHER ASSETS:
 Goodwill, net                                      $32,037      $ 2,642         $    -       $      -        $ 34,679
 Intangible assets, net                                 330           47              -              -             377
 Deferred charges, net                               11,271          924             18              -          12,213
 Investment in wholly-owned subsidiaries             13,829            -              -        (13,829)              -
 Investment in affiliates                               900            -              -              -             900
 Other assets                                            78            -              -              -              78
                                                    -------      -------         ------       --------        --------
  Total Other Assets                                $58,445      $ 3,613         $   18       $(13,829)       $ 48,247
                                                    -------      -------         ------       --------        --------

TOTAL ASSETS                                        $97,271      $10,555         $5,969       $(14,464)       $ 99,331
                                                    =======      =======         ======       ========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt               $ 6,606      $    41         $    -       $      -        $  6,647
 Accounts payable                                     2,610          466            718           (139)          3,655
 Accrued liabilities                                  7,250          588            709              -           8,547
 Accrued income taxes                                   (30)           -             30              -               -
 Advance account                                        255          449           (704  )           -               -
                                                    -------      -------         ------       --------        --------
  Total Current Liabilities                         $16,691      $ 1,544         $  753       $   (139)       $ 18,849
                                                    -------      -------         ------       --------        --------

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities            $34,504      $    44         $    -       $      -        $ 34,548
 Other non-current liabilities                       11,050            -              -              -          11,050
 Deferred income taxes                                2,766            -              -              -           2,766
                                                    -------      -------         ------       --------        --------
  Total Non-Current Liabilities                     $48,320      $    44         $    -       $      -        $ 48,364
                                                    -------      -------         ------       --------        --------

STOCKHOLDER'S EQUITY (DEFICIT):
 Common stock and
  additional paid-in capital                        $16,723      $ 5,098         $2,000       $ (7,098)       $ 16,723
 Retained earnings                                   15,861        3,869          2,892         (7,227)         15,395
 Additional minimum pension liability                  (324)           -              -              -            (324)
 Cumulative translation adjustment                        -            -            324              -             324
                                                    -------      -------         ------       --------        --------
  Total Stockholder's Equity (Deficit)              $32,260      $ 8,967         $5,216       $(14,325)       $ 32,118
                                                    -------      -------         ------       --------        --------

TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY (DEFICIT)                   $97,271      $10,555         $5,969       $(14,464)       $ 99,331
                                                    =======      =======         ======       ========        ========

                       CONSOLIDATING STATEMENT OF INCOME
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                            (Dollars in thousands)
                                  (Unaudited)

                                                   Parent
                                                  and its     Guarantor    Non-guarantor                 Consolidated
                                                 Divisions   Subsidiaries  Subsidiaries   Eliminations      Totals
                                                 ----------  ------------  -------------  -------------  ------------

 Net sales                                         $32,837        $ 6,239         $6,302       $(2,769)       $42,609
 Net rentals                                         6,538         11,414            456        (6,528)        11,880
                                                   -------        -------         ------       -------        -------

Net revenues                                       $39,375        $17,653         $6,758       $(9,297)       $54,489

 Cost of sales                                     $22,946        $ 3,780         $3,915       $(2,712)       $27,929
 Cost of rentals                                     1,479          9,423            296        (6,528)         4,670
 Selling, general and administrative expenses        7,662          3,299          1,734             -         12,695
                                                   -------        -------         ------       -------        -------

Income (loss) from operations                      $ 7,288        $ 1,151         $  813       $   (57)       $ 9,195

 Interest expense                                  $ 2,857        $     5         $    8       $     -        $ 2,870
 Intercompany interest expense (income)                (47)            47              -             -              -
 Other expense (income), net                          (951)            21             82           907             59
                                                   -------        -------         ------       -------        -------

Income (loss) before income taxes                  $ 5,429        $ 1,078         $  723       $  (964)       $ 6,266
  and extraordinary item

 Provision for income taxes                          1,803            473            421             -          2,697
                                                   -------        -------         ------       -------        -------

Income (loss) before extraordinary item            $ 3,626        $   605         $  302       $  (964)       $ 3,569
                                                   =======        =======         ======       =======        =======


                     CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                            (Dollars in thousands)
                                  (Unaudited)

                                                       Parent
                                                      and its      Guarantor    Non-guarantor                  Consolidated
                                                     Divisions   Subsidiaries    Subsidiaries   Eliminations       Totals
                                                     ----------  -------------  --------------  ------------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES                  $  6,596           $454           $ 108         $ -         $  7,158

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash used for capital expenditures                     (1,978)           (45)             (6)          -           (2,029)
 Proceeds from sale of fixed assets                         13              -               -           -               13
                                                      --------           ----           -----         ---         --------
   Net Cash (Used In) Investing Activities            $ (1,965)          $(45)          $  (6)        $ -         $ (2,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in Revolving Credit Loan        2,900              -               -           -            2,900
 Payments of other long-term debt                      (31,612)             -               -           -          (31,612)
 Proceeds from other long-term debt                     25,000              -               -           -           25,000
 Payments of deferred financing costs                     (478)             -               -           -             (478)
 Net increase (decrease) in advance account                (11)            (8)             19           -                -
 Intercompany dividends                                    196              -            (196)          -                -
 Other equity transactions                                   3              -               1           -                4
                                                      --------           ----           -----         ---         --------
   Net Cash (Used In) Financing Activities            $ (4,002)          $ (8)          $(176)        $ -         $ (4,186)


EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                            -              -             (39)          -              (39)
                                                      --------           ----           -----         ---         --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                $    629           $401           $(113)        $ -         $    917
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                     (990)           254             781           -               45
                                                      --------           ----           -----         ---         --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $   (361)          $655           $ 668         $ -         $    962
                                                      ========           ====           =====         ===         ========

                       CONSOLIDATING STATEMENT OF INCOME
                   FOR THE THREE MONTHS ENDED JUNE 30, 1997
                            (Dollars in thousands)
                                  (Unaudited)

                                                   Parent
                                                  and its     Guarantor    Non-guarantor                 Consolidated
                                                 Divisions   Subsidiaries  Subsidiaries   Eliminations      Totals
                                                 ----------  ------------  -------------  -------------  ------------

   Net sales                                       $14,465      $ 3,801         $3,003       $(1,437)        $19,832
   Net rentals                                       3,713        6,506            239        (3,709)          6,749
                                                   -------      -------         ------       -------         -------

Net revenues                                       $18,178      $10,307         $3,242       $(5,146)        $26,581

   Cost of sales                                   $10,249      $ 2,244         $1,871       $(1,473)        $12,891
   Cost of rentals                                     756        5,161            152        (3,709)          2,360
   Selling, general and administrative expenses      3,629        2,094            763             -           6,486
                                                   -------      -------         ------       -------         -------

Income (loss) from operations                      $ 3,544      $   808         $  456       $    36         $ 4,844

   Interest expense                                    960            3              6             -             969
   Intercompany interest expense (income)               (8)           8              -             -               -
   Other expense (income), net                        (630)          16            103           581              70
                                                   -------      -------         ------       -------         -------

Income (loss) before income taxes and              $ 3,222      $   781         $  347       $  (545)        $ 3,805
   extraordinary item

  Provision for income taxes                         1,079          346            201             -           1,626
                                                   -------      -------         ------       -------         -------

Income (loss) before extraordinary item            $ 2,143      $   435         $  146       $  (545)        $ 2,179
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

     The following Table 1 summarizes the Company's Consolidated Statements of Income, excluding extraordinary items related to the early extinguishment of debt as discussed in Note 3 in the accompanying financial statements, for the three and six-month periods ended June 30, 1997 and June 30, 1996 (in thousands):

Table 1

                                                                               Summary of Income Statement
                                                                               ---------------------------

                                                                 Three Months Ended                Six Months Ended
                                                            June 30, 1997  June 30, 1996     June 30, 1997  June 30, 1996
                                                            -------------  -------------     -------------  -------------

Net revenues                                                      $26,581        $25,868           $51,708        $54,489
Cost of revenues                                                   15,251         15,146            29,381         32,599
Selling, general and administrative
  expenses                                                          6,486          5,990            12,843         12,695
                                                                  -------        -------           -------        -------
Income from operations                                            $ 4,844        $ 4,732           $ 9,484        $ 9,195

Interest expense                                                      969          1,427             2,029          2,870
Other expense (income), net                                            70             49              (409)            59
                                                                  -------        -------           -------        -------

Income before income taxes and
      extraordinary item                                          $ 3,805        $ 3,256           $ 7,864        $ 6,266
Provision for income taxes                                          1,626          1,396             3,375          2,697
                                                                  -------        -------           -------        -------
Income before extraordinary item                                  $ 2,179        $ 1,860           $ 4,489        $ 3,569
                                                                  =======        =======           =======        =======


     The following Table 2 presents, for the periods indicated, certain items in the Company's Consolidated Statements of Income, excluding extraordinary charges for the early extinguishment of debt, as a percentage of total net revenues for the three and six-month periods ended June 30, 1997 and June 30, 1996:


Table 2

                                                                             Percentage of Total Net Revenues
                                                                             --------------------------------

                                                                      Three Months Ended             Six Months Ended
                                                                June 30, 1997  June 30, 1996     June 30, 1997  June 30, 1996
                                                                -------------  -------------     -------------  -------------
Net Revenues.........................................................  100.0%         100.0%            100.0%         100.0%

Costs and expenses
     Cost of revenues................................................   57.4           58.6              56.8           59.8
     Selling, general and
      administrative expenses........................................   24.4           23.2              24.8           23.3
     Interest expense................................................    3.6            5.5               3.9            5.3
     Other expense (income), net.....................................     .3             .2               (.7)            .2
     Provision for income taxes......................................    6.1            5.3               6.5            4.9
                                                                       -----          -----             -----          -----

Income before extraordinary item.....................................    8.2%           7.2%              8.7%           6.5%


Results of Operations - Year-to-Date June 30, 1997

     Consolidated net revenues for the six-month period ended June 30, 1997, decreased 5.1% to $51,708,000 from $54,489,000 in the comparable period in 1996. The decline was primarily attributable to the reduction in sales of dishracks within the Metal Products Segment due to the loss of a dishrack customer which had accounted for revenues of $4,127,000 in the first half of 1996. The Packaging Products Segment also recorded lower revenues due primarily to weaker sales of bag closing equipment in North America and Asia. Material handling equipment revenues remained at the levels recorded in 1996. Currency translation rate changes also reduced revenues $649,000 within this business segment in comparison to the first half of 1996. The Construction Tool Segment revenue increased 14.1% from improved drywall taping tool rentals and sales and increased merchandise sales through Company-operated stores.

     Consolidated cost of revenues for the six month period ended June 30, 1997, decreased 9.9% to $29,381,000 from $32,599,000 in the comparable period in 1996. The decline in cost of revenues was primarily attributable to the revenue decrease. However, profit margins improved due to cost reductions generated by the acquisition of new, more efficient, production equipment, lower costs for outsourced parts, and improved production efficiency. The Company's margins also improved due to revenue growth in higher margin products and product mix.

     Consolidated selling, general and administrative expenses ("SG&A") for the six month period ended June 30, 1997, increased 1.2% to $12,843,000 from $12,695,000 in the comparable period in 1996. Bad debt expense increased $608,000 as a result of revenue growth within the Construction Tool Segment. As the Company rents to drywall contractors within this business segment, higher instances of bad debt is typical in the industry. Revenue growth, therefore, is often accompanied by comparable increases in bad debt reserves. This increase was partially offset by reduced expenditures in advertising, professional services, employee relocation, and office rentals.

     Interest expense for the six month period ended June 30, 1997, decreased 29.3% to $2,029,000 from $2,870,000 in the comparable period in 1996. The decrease was the result of both a reduction in outstanding debt and lower interest rates on the Company's variable rate bank debt as a result of the June 1996 refinancing.

     Other income was $409,000 for the six month period ended June 30, 1997, compared to other expense of $59,000 in the comparable period in 1996. In February 1997, the Company sold its investment in Andamios Atlas, S.A. d C.V. which resulted in a gain of approximately $500,000.

     Income before income taxes (IBT), and extraordinary charges due to the early extinguishment of debt, for the six month period ended June 30, 1997, increased 25.5% to $7,864,000 from $6,266,000 in the comparable period in 1996. As discussed in the preceding paragraphs, this improvement was primarily the result of improved operating margins, lower interest expense, and the sale of an investment.

    Income taxes for the period ended June 30, 1997, were 42.9% of IBT compared to 43.0% in the comparable period in 1996.


Results of Operations - Quarter Ended June 30, 1997

     Consolidated net revenues for the three month period ended June 30, 1997, increased 2.8% to $26,581,000 from $25,868,000 in the comparable period in 1996. The increase was primarily attributable to the revenue growth in the Construction Tool Segment that offset a reduction in sales of dishracks within the Metal Products Segment as a result of the loss of a dishrack customer which had accounted for revenues of $1,302,000 in the second quarter of 1996. The Packaging Products Segment also recorded lower revenues due primarily to weaker sales of sewing equipment in North America and Asia. Currency changes reduced revenues $366,000 in comparison to the second quarter of 1996. The Construction Tool Segment revenue increased 13.3% from improved drywall taping tool rentals and sales and increased merchandise sales through Company-operated stores.

     Consolidated cost of revenues for the three month period ended June 30, 1997, increased 0.7% to $15,251,000 from $15,146,000 in the comparable period in 1996. The increase in cost of revenues was primarily attributable to the revenue increase. The Company's profit margins improved due to revenue growth in higher margin products and product mix.

     Consolidated selling, general and administrative expenses ("SG&A") for the three-month period ended June 30, 1997, increased 8.3% to $6,486,000 from $5,990,000 in the comparable period in 1996. Bad debt expense increased $391,000 in conjunction with revenue growth within the Construction Tool Segment. The Company also recorded increases in employee compensation over the second quarter of 1996.

     Interest expense for the three month period ended June 30, 1997, decreased 32.1% to $969,000 from $1,427,000 in the comparable period in 1996. The decrease was the result of both a reduction in outstanding debt and lower interest rates on the Company's variable rate bank debt as a result of the June 1996 refinancing.

     Other expense was $70,000 for the three month period ended June 30, 1997, compared to other expense of $49,000 in 1996. The Company recorded a $30,000 charge for a previously closed workers' compensation claim from a discontinued operation.

     Income before income taxes (IBT), and extraordinary charges due to the early extinguishment of debt, for the three month period ended June 30, 1997, increased 16.9% to $3,805,000 from $3,256,000 in the comparable period in 1996. As discussed in the preceding paragraphs, this improvement was primarily the result of improved operating margins, lower interest expense, and the sale of an investment.

     Income taxes for the period ended June 30, 1997, were 42.7% of IBT compared to 42.9% in the comparable period in 1996.

Liquidity and Capital Resources

    The Company generated cash from operations of $3,038,000 for the six month period ended June 30, 1997, compared to $7,158,000 for the six month period ended June 30, 1996, and had cash on hand of $426,000. The reduction in cash generated from operations from the comparable prior year period was primarily due to the increase in accounts receivable.

    At June 30, 1997, the Company had working capital of $10,864,000 compared to working capital of $7,362,000 at December 31, 1996. Receivables have increased $1,048,000 from December 31, 1996, principally as a result of revenue growth from the level recorded in the month of December 1996. Inventories have declined $16,000 from December 31, 1996. At June 30, 1997, current liabilities decreased $2,605,000 from December 31, 1996, due to a decline of $1,243,000 in current maturities of long-term debt and a reduction of accrued expenses.

    Capital expenditures for the six month period ended June 30, 1997, were $1,699,000. Management believes its cash flow from operations, together with its revolving loan capacity, will be sufficient to meet its capital expenditure requirements for the remainder of 1997 and 1998.

    The Company entered into a new bank credit agreement in June 1996 which reduced the interest rate on its variable rate bank loans by 1.25% to 1.50%, depending on the maintaining of certain ratios. The bank loan agreement originally consisted of a $25,000,000 Term Loan and up to $15,000,000 in available funds under a Revolving Credit Loan. In March 1997, the Company negotiated an amendment to the agreement to increase the Revolving Credit Loan to $20,000,000. The Term Loan matures in equal quarterly installments with the final payment due on the expiration date of the agreement, December 31, 2000. The Company had $9,200,000 outstanding under the Revolving Credit Loan at June 30, 1997 as a result of a note repurchase discussed in the following paragraph.

    In May 1997, the Company exercised its option to redeem and extinguish $9,250,000 in principal of its Senior Subordinated Notes. The Company recorded an extraordinary charge for the early extinguishment of debt of $772,000, net of income taxes, as shown on the accompanying Company's Consolidated Statements of Income for the three month and six month periods ended June 30, 1997. The charge included a redemption premium of 4.4%, the writeoff of capitalized financing costs associated with the issuance of the notes, the applicable original issue discount, and legal expenses, agent fees, and other costs of the transaction.

    The Company has entered into negotiations with a potential purchaser of one of its divisions. The likelihood of a transaction and the financial impact is not estimable at this time. All or a portion of the proceeds of such sale, if such sale occurs, will be used to extinguish outstanding debt of the Company.

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

    The Company was in compliance with all terms and restrictive covenants of its credit agreements as of June 30, 1997.

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

     None.

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


                                    AXIA INCORPORATED



Date: August 11, 1997               /s/  Lyle J. Feye
                                    ----------------------------------
                                    Lyle J. Feye
                                    Vice President Finance, Treasurer,
                                    Chief Financial Officer