Form 10-Q
period 1997-09-30
AXIA INC
filed 1997-11-10
CIK 12635

                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended September 30, 1997       Commission File No. 33-78922
                                                                    --------


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

              Yes  X                                    No
                  ---                                      ---

                           ------------------------

                 Title of each class of Registered Securities

                11% Series B Senior Subordinated Notes due 2001

         Guarantee of 11% Series B Senior Subordinated Notes due 2001

                                     PART I

Item 1.  Financial Statements

                       AXIA INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                             (Dollars in thousands)

                                                     September 30,  December 31,
                                                         1997          1996
                                                     -------------  ------------
ASSETS                                                (Unaudited)
------
CURRENT ASSETS:
  Cash and cash equivalents                             $   548       $ 1,716
  Accounts receivable, net                               12,262        10,687
  Inventories                                             9,157         9,086
  Prepaid income taxes and other current assets           2,205         1,695
  Deferred income tax benefits                            2,670         3,027
                                                        -------       -------
        Total Current Assets                            $26,842       $26,211
                                                        -------       -------
PLANT AND EQUIPMENT, AT COST:
  Land                                                  $   521       $   521
  Buildings and improvements                              6,478         6,509
  Machinery and equipment                                24,525        23,149
  Equipment leased to others                              7,084         6,040
                                                        -------       -------
                                                        $38,608       $36,219
  Less: Accumulated depreciation                         13,708        11,346
                                                        -------       -------
        Net Plant and Equipment                         $24,900       $24,873
                                                        -------       -------

OTHER ASSETS:
  Goodwill, net                                         $34,012       $34,679
  Intangible assets, net                                    298           377
  Deferred charges, net                                  12,005        12,213
  Investment in affiliate                                     -           900
  Other assets                                               66            78
                                                        -------       -------
        Total Other Assets                              $46,381       $48,247
                                                        -------       -------

TOTAL ASSETS                                            $98,123       $99,331
                                                        =======       =======
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                  $ 5,398       $ 6,647
  Accounts payable                                        4,330         3,655
  Accrued liabilities                                     7,412         8,547
  Accrued income taxes                                      104             -
                                                        -------       -------
        Total Current Liabilities                       $17,244       $18,849
                                                        -------       -------
NON-CURRENT LIABILITIES:
  Long-term debt, less current maturities               $29,422       $34,548
  Other non-current liabilities                          11,569        11,050
  Deferred income taxes                                   2,476         2,766
                                                        -------       -------
        Total Non-Current Liabilities                   $43,467       $48,364
                                                        -------       -------
STOCKHOLDER'S EQUITY:
  Common stock ($.01 par value; 100 shares
   authorized, issued and outstanding)                  $     -       $     -
  Additional paid-in capital                             16,723        16,723
  Retained earnings                                      21,188        15,395
  Additional minimum pension liability                     (324)         (324)
  Cumulative translation adjustment                        (175)          324
                                                        -------       -------
        Total Stockholder's Equity                      $37,412       $32,118
                                                        -------       -------
TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                                   $98,123       $99,331
                                                        =======       =======

     The accompanying Notes to the Unaudited Interim Consolidated Financial
           Statements are an integral part of these balance sheets.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                            (Dollars in thousands)

                                           July 1, 1997        July 1, 1996
                                                to                  to
                                        September 30, 1997  September 30, 1996
                                        ------------------  ------------------
                                           (Unaudited)         (Unaudited)
  Net sales                                  $18,982              $18,680
  Net rentals                                  6,984                6,415
                                             -------              -------

Net revenues                                 $25,966              $25,095

  Cost of sales                               12,731               12,784
  Cost of rentals                              2,409                2,381
  Selling, general and administrative
   expenses                                    6,140                5,842
                                             -------              -------

Income from operations                       $ 4,686              $ 4,088

  Interest expense                               884                1,177
  Interest income                                 (9)                  (8)
  Other expense (income), net                    342                    -
                                             -------              -------

Income before income taxes                   $ 3,469              $ 2,919

  Provision for income taxes                   1,393                1,369
                                             -------              -------
Net income                                   $ 2,076              $ 1,550
                                             =======              =======



    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                            (Dollars in thousands)

                                                      January 1, 1997         January 1, 1996
                                                             to                      to
                                                     September 30, 1997      September 30, 1996
                                                     ------------------      ------------------
                                                         (Unaudited)            (Unaudited)
    Net sales                                               $57,458                $61,289
    Net rentals                                              20,216                 18,295
                                                            -------                -------

Net revenues                                                $77,674                $79,584

    Cost of sales                                            37,416                 40,713
    Cost of rentals                                           7,105                  7,051
    Selling, general and administrative expenses             18,983                 18,537
                                                            -------                -------

Income from operations                                      $14,170                $13,283

    Interest expense                                          2,913                  4,047
    Interest income                                             (23)                   (31)
    Other expense (income), net                                 (53)                    82
                                                            -------                -------

Income before income taxes and extraordinary item           $11,333                $ 9,185

    Provision for income taxes                                4,768                  4,066
                                                            -------                -------

Income before extraordinary item                              6,565                  5,119

Extraordinary item:
    Loss on early extinguishment of debt,
      net of income taxes of $479 and $410, respectively        772                    614
      (See Note 3)

Net income                                                  $ 5,793                $ 4,505
                                                            =======                =======



    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
        FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                            (Dollars in thousands)



                                                         Additional             Minimum     Cumulative
                                           Common Stock   Paid-in    Retained   Pension    Translation
                                            Par Value     Capital    Earnings  Liability   Adjustments
                                           ------------  ----------  --------  ----------  ------------
BALANCE, DECEMBER 31, 1995                    $   -      $  16,723   $  8,533    $  (54)       $ 626

  Net income                                      -          -          4,505       -            -
  Cumulative translation adjustment               -          -           -          -           (277)
                                              -----      ---------   --------   ---------      -----

BALANCE, SEPTEMBER 30, 1996 (unaudited)       $   -      $  16,723   $ 13,038    $  (54)       $ 349
                                              =====      =========   ========   =========      =====


BALANCE, DECEMBER 31, 1996                        -      $  16,723   $ 15,395   $  (324)       $ 324

  Net income                                      -          -          5,793       -            -
  Cumulative translation adjustment               -          -           -          -           (499)
                                              -----      ---------    -------   ---------      -----

BALANCE, SEPTEMBER 30, 1997 (unaudited)       $   -      $  16,723   $ 21,188   $  (324)       $(175)
                                              =====      =========    =======   =========      =====

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                            (Dollars in thousands)

                                                                          January 1, 1997      January 1, 1996
                                                                                to                   to
                                                                        September 30, 1997   September 30, 1996
                                                                        -------------------  -------------------
                                                                            (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  5,793             $  4,505
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                                              3,839                5,115
      Extraordinary item - writeoff of capitalized financing costs                 826                1,024
      Deferred income tax provision (benefit)                                       67                  397
      Loss (gain) on disposal of fixed assets                                        6                  259
      Gain on sale of investment                                                  (559)                   -
      Provision for losses on accounts receivable                                1,545                  988
      Provision for obsolescence of inventories                                    (79)                 101
      Loss (gain) on pension expense                                                50                 (206)
      Changes in assets and liabilities:
        Accounts receivable                                                     (3,386)              (1,357)
        Inventories                                                               (236)                (149)
        Accounts payable                                                           731                 (118)
        Accrued liabilities                                                     (1,056)              (1,072)
        Other current assets                                                      (402)                 257
        Income taxes payable                                                       (10)                 244
        Other non-current assets                                                  (367)                 (42)
        Other non-current liabilities                                              519                 (115)
                                                                              --------             --------
   Net Cash Provided by Operating Activities                                  $  7,281             $  9,831


CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash used for capital expenditures                                      $ (2,837)            $ (3,270)
      Proceeds from sale of fixed assets                                             8                   41
      Proceeds from sale of investment                                           1,459                    -
                                                                              --------             --------
   Net Cash (Used in) Investing Activities                                    $ (1,370)            $ (3,229)


CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in Revolving Credit Loan                                   $  7,500             $  2,500
      Payments of other long-term debt                                         (14,511)             (33,037)
      Proceeds from other long-term debt                                             -               25,000
      Payments of deferred financing costs                                           -                 (459)
      Other equity transactions                                                    (32)                 (27)
                                                                              --------             --------
   Net Cash (Used in) Financing Activities                                    $ (7,043)            $ (6,023)


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       $    (36)            $    (46)
                                                                              --------             --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          $ (1,168)            $    533

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 1,716                   45
                                                                              --------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    548             $    578
                                                                              ========             ========




    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                  NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
                             FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997



NOTE 1  FINANCIAL STATEMENTS

  The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, results of operations for the three month and nine month periods ended September 30, 1997 and September 30, 1996, and cash flows for the nine month periods ended September 30, 1997 and September 30, 1996. The 1997 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1997.


NOTE 2  INVENTORIES

  Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The cost elements included in inventories are material, labor and factory overhead.

  Inventories consist of the following (in thousands):

                                         September 30, 1997   December 31, 1996
                                         ------------------   -----------------

     Raw materials                             $4,229              $4,653
     Work in process                            1,019                 854
     Finished goods                             3,909               3,579
                                               ------              ------
     Total inventories                         $9,157              $9,086
                                               ======              ======

NOTE 3  LONG-TERM DEBT

  Long-term debt, inclusive of capital lease obligations which are not material, consists of the following (in thousands):


                                         September 30, 1997   December 31, 1996
                                         ------------------   ------------------


     11.00% Senior Subordinated Notes          $ 9,729             $18,343
     Term Loan                                  17,044              22,222
     Revolving Credit Loan                       7,500                   -
     Other                                         547                 630
                                               -------             -------
       Total Debt                              $34,820             $41,195
     Less Current Maturities                    (5,398)             (6,647)
                                               -------             -------
       Total Long-Term Debt                    $29,422             $34,548
                                               =======             =======

  The Senior Subordinated Notes above are stated net of unamortized discounts of $521,000 and $1,157,000 at September 30, 1997, and December 31, 1996,
respectively.

  Current maturities of long-term debt as of September 30, 1997 consists of the following (in thousands):

                                   Scheduled Payment
                                          Date         Amount
                                   ------------------  ------
     Term Loan                      December 31, 1997  $1,312
     Term Loan                         March 31, 1998   1,312
     Term Loan                          June 30, 1998   1,312
     Term Loan                     September 30, 1998   1,312
     Other                                    Various     150
                                                       ------
       Total Current Maturities                        $5,398
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

  Under the Bank Credit Agreement, the loans may, at the option of the Company, be either Base Rate borrowings, Eurodollar borrowings or a combination thereof. Base Rate borrowings bear interest at the prime rate or the Federal Funds rate plus 1.00%, whichever is higher, and Eurodollar borrowings bear interest at a rate of LIBOR plus 1.50%. In certain events defined in the agreement, the Eurodollar borrowing interest rate may be increased to LIBOR plus 1.75%. The Company pays a fee of .38% per annum on the unused balance of the line of credit. The Company can repay any borrowings at any time without penalty. The weighted average interest rates on all amounts outstanding under the Bank Credit Agreement as of September 30, 1997 was 7.27%. Substantially all of the assets of the Company act as collateral under the Bank Credit Agreement.

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

  As a result of the refinancing of its bank debt in June 1996, the Company recorded an extraordinary charge for the early extinguishment of debt of $614,000, net of income taxes, as shown on the accompanying Consolidated Statements of Income for the nine month period ended September 30, 1996.

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

  In May 1997, the Company exercised its option to redeem and extinguish $9,250,000 of its Senior Subord inated Notes. The Company recorded an extraordinary charge for the early extinguishment of debt of $772,000, net of income taxes, as shown on the accompanying Consolidated Statements of Income for the nine month and six month periods ended September 30, 1997. The charge included the aforementioned redemption premium, the writeoff of capitalized financing costs associated with the original issuance of the notes, the applicable original issue discount, and legal expenses, agent fees, and other costs of the transaction.

Restrictive Loan Covenants

  The Bank Credit Agreement and the Indenture contain certain covenants which, among other things and all as defined in the applicable agreement, require the Company to maintain a minimum net worth, current ratio, interest coverage ratio, and fixed charge coverage ratio, and maximum leverage ratio of indebtedness to net worth. In addition, the Company may not create or incur certain types of additional debt or liens, declare dividends except as defined, or make capital expenditures or other restricted payments, as defined, during the term of the agreements in excess of varying amounts, as defined. The Company was in compliance with its loan covenants as of September 30, 1997.

NOTE 4  CAPITAL STOCK

  The Company has 100 shares of common stock, par value $.01 per share, authorized, issued and outstanding, all of which are owned by Axia Holdings Corporation.

NOTE 5  SALE OF INVESTMENT

  In February 1997, the Company sold its investment in Andamios Atlas, S.A. de C.V. ("Andamios"), a Mexican company, for gross proceeds of $1,500,000. The Company had accounted for its investment in Andamios utilizing the cost method. The pretax gain on the sale of Andamios stock of $559,000 is included as other income in the Consolidated Statements of Income.

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

                          CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 1997
                             (Dollars in thousands)
                                  (Unaudited)

                                                  Parent
                                                  and its       Guarantor     Non-guarantor                   Consolidated
                                                  Divisions    Subsidiaries    Subsidiaries    Eliminations      Totals
                                                  ---------    ------------    ------------   -------------   ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                          $  (236)       $   822         $  (33)       $     (5)       $   548
  Accounts receivable, net                             4,739          4,917          2,448             158         12,262
  Inventories                                          6,300          1,384          1,889            (416)         9,157
  Prepaid income taxes and other current assets        1,944            152            109               -          2,205
  Deferred income tax benefits                         2,670              -              -               -          2,670
                                                     -------        -------         ------        --------        -------
     Total Current Assets                            $15,417        $ 7,275         $4,413        $   (263)       $26,842
                                                     -------        -------         ------        --------        -------

PLANT AND EQUIPMENT, AT COST:
  Land                                               $   521        $     -         $    -        $      -        $   521
  Buildings and improvements                           6,244             18            216               -          6,478
  Machinery and equipment                             23,806            559            160               -         24,525
  Equipment leased to others                           7,073              -             11               -          7,084
                                                     -------        -------         ------        --------        -------
                                                     $37,644        $   577         $  387        $      -        $38,608
  Less: Accumulated depreciation                      13,269            371             68               -         13,708
                                                     -------        -------         ------        --------        -------
     Net Plant and Equipment                         $24,375        $   206         $  319        $      -        $24,900
                                                     -------        -------         ------        --------        -------

OTHER ASSETS:
  Goodwill, net                                      $31,424        $ 2,588         $    -        $      -        $34,012
  Intangible assets, net                                 268             30              -               -            298
  Deferred charges, net                               11,055            934             16               -         12,005
  Investment in wholly-owned subsidiaries             15,325              -              -         (15,325)             -
  Investment in affiliates                                 -              -              -               -              -
  Other assets                                            66              -              -               -             66
                                                     -------        -------         ------        --------        -------
     Total Other Assets                              $58,138        $ 3,552         $   16        $(15,325)       $46,381
                                                     -------        -------         ------        --------        -------

TOTAL ASSETS                                         $97,930        $11,033         $4,748        $(15,588)       $98,123
                                                     =======        =======         ======        ========        =======
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt               $ 5,357        $    41         $    -        $      -        $ 5,398
  Accounts payable                                     3,411            539            227             153          4,330
  Accrued liabilities                                  6,286            636            490               -          7,412
  Accrued income taxes                                    78              -             26               -            104
  Advance account                                      1,358           (588)          (770)              -              -
                                                     -------        -------         ------        --------        -------
     Total Current Liabilities                       $16,490        $   628         $  (27)       $    153        $17,244
                                                     -------        -------         ------        --------        -------

NON-CURRENT LIABILITIES:
  Long-term debt, less current maturities            $29,392        $    30         $    -        $      -        $29,422
  Other non-current liabilities                       11,569              -              -               -         11,569
  Deferred income taxes                                2,476              -              -               -          2,476
                                                     -------        -------         ------        --------        -------
     Total Non-Current Liabilities                   $43,437        $    30         $    -        $      -        $43,467
                                                     -------        -------         ------        --------        -------

STOCKHOLDER'S EQUITY:
  Common stock and
    additional paid-in capital                       $16,723        $ 5,098         $2,000        $ (7,098)       $16,723
  Retained earnings                                   21,604          5,277          2,950          (8,643)        21,188
  Additional minimum pension liability                  (324)             -              -               -           (324)
  Cumulative translation adjustment                        -              -           (175)              -           (175)
                                                     -------        -------         ------        --------        -------
     Total Stockholder's Equity                      $38,003        $10,375         $4,775        $(15,741)       $37,412
                                                     -------        -------         ------        --------        -------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                               $97,930        $11,033         $4,748        $(15,588)       $98,123
                                                     =======        =======         ======        ========        =======

                       CONSOLIDATING STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (Dollars in thousands)
                                  (Unaudited)

                                                        Parent
                                                        and its       Guarantor    Non-guarantor                 Consolidated
                                                       Divisions     Subsidiaries  Subsidiaries   Eliminations      Totals
                                                       ----------    ------------  -------------  -------------  ------------

    Net sales                                            $42,929        $11,203         $8,079      $ (4,753)       $57,458
    Net rentals                                           11,127         19,472            726       (11,109)        20,216
                                                         -------        -------         ------      --------        -------

Net revenues                                             $54,056        $30,675         $8,805      $(15,862)       $77,674

    Cost of sales                                        $30,474        $ 6,713         $5,063      $ (4,834)       $37,416
    Cost of rentals                                        2,185         15,568            461       (11,109)         7,105
    Selling, general and administrative expenses          10,887          5,964          2,132             -         18,983
                                                         -------        -------         ------      --------        -------

Income (loss) from operations                            $10,510        $ 2,430         $1,149      $     81        $14,170

    Interest expense                                     $ 2,899        $     7         $    7      $      -        $ 2,913
    Intercompany interest expense (income)                   (17)            17              -             -              -
    Other expense (income), net                           (2,280)            39            209         1,956            (76)
                                                         -------        -------         ------      --------        -------

Income (loss) before income taxes                        $ 9,908        $ 2,367         $  933      $ (1,875)       $11,333
   and extraordinary item

   Provision for income taxes                              3,423            958            387             -          4,768
                                                         -------        -------         ------      --------        -------

Income (loss) before extraordinary item                  $ 6,485        $ 1,409         $  546      $ (1,875)       $ 6,565
                                                         =======        =======         ======      ========        =======

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                            (Dollars in thousands)
                                  (Unaudited)

                                                         Parent
                                                        and its        Guarantor    Non-guarantor                  Consolidated
                                                       Divisions     Subsidiaries   Subsidiaries    Eliminations      Totals
                                                       ---------     -------------  --------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES                    $  6,005        $ 1,425         $ (149)             -        $  7,281

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                      (2,714)           (59)           (64)             -          (2,837)
  Proceeds from sale of fixed assets                           8              -              -              -               8
  Proceeds from sale of investment                         1,459              -              -              -           1,459
                                                        --------        -------         ------         ------        --------
   Net Cash Used In Investing Activities                $ (1,247)       $   (59)        $  (64)        $    -        $ (1,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Revolving Credit Loan      $  7,500              -              -              -        $  7,500
  Payments of other long-term debt                       (14,497)           (14)             -              -         (14,511)
  Net increase (decrease) in advance account               1,103         (1,037)           (66)             -               -
  Intercompany dividends                                     488              -           (488)             -               -
  Other equity transactions                                    -              -            (32)             -             (32)
                                                        --------        -------         ------         ------        --------
   Net Cash Provided by (Used In)                       $ (5,406)       $(1,051)        $ (586)        $    -        $ (7,043)
   Financing Activities

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                                               -              -            (36)             -             (36)
NET INCREASE (DECREASE) IN CASH                         --------        -------         ------         ------        --------
 AND CASH EQUIVALENTS                                   $   (648)       $   315         $ (835)             -        $ (1,168)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                         407            507            802              -           1,716
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                          $   (241)       $   822         $  (33)             -        $    548
                                                        ========        =======         ======         ======        ========



                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1996
                            (Dollars in thousands)


                                                     Parent
                                                    and its     Guarantor    Non-guarantor                  Consolidated
                                                   Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                   ----------  ------------  --------------  -------------  -------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                          $   407        $   507         $  802       $      -        $ 1,716
  Accounts receivable, net                             3,681          4,673          2,472           (139)        10,687
  Inventories                                          5,892          1,422          2,268           (496)         9,086
  Prepaid income taxes and other current assets        1,513            127             55              -          1,695
  Deferred income tax benefits                         3,027              -              -              -          3,027
                                                     -------        -------         ------       --------        -------
     Total Current Assets                            $14,520        $ 6,729         $5,597       $   (635)       $26,211
                                                     -------        -------         ------       --------        -------

PLANT AND EQUIPMENT, AT COST:
  Land                                               $   521        $     -         $    -       $      -        $   521
  Buildings and improvements                           6,200             18            291              -          6,509
  Machinery and equipment                             22,419            500            230              -         23,149
  Equipment leased to others                           6,026              -             14              -          6,040
                                                     -------        -------         ------       --------        -------
                                                     $35,166        $   518         $  535       $      -        $36,219
  Less: Accumulated depreciation                      10,860            305            181              -         11,346
                                                     -------        -------         ------       --------        -------
     Net Plant and Equipment                         $24,306        $   213         $  354       $      -        $24,873
                                                     -------        -------         ------       --------        -------

OTHER ASSETS:
  Goodwill, net                                      $32,037        $ 2,642         $    -       $      -        $34,679
  Intangible assets, net                                 330             47              -              -            377
  Deferred charges, net                               11,271            924             18              -         12,213
  Investment in wholly-owned subsidiaries             13,829              -              -        (13,829)             -
  Investment in affiliates                               900              -              -              -            900
  Other assets                                            78              -              -              -             78
                                                     -------        -------         ------       --------        -------
     Total Other Assets                              $58,445        $ 3,613         $   18       $(13,829)       $48,247
                                                     -------        -------         ------       --------        -------

TOTAL ASSETS                                         $97,271        $10,555         $5,969       $(14,464)       $99,331
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
                                                     =======        =======         ======       ========        =======

                       CONSOLIDATING STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                             (Dollars in thousands)
                                  (Unaudited)

                                                   Parent
                                                   and its       Guarantor      Non-guarantor                     Consolidated
                                                  Divisions     Subsidiaries    Subsidiaries     Eliminations         Totals
                                                  ----------    ------------    -------------    -------------       -------

 Net sales                                          $46,457          $ 9,772          $ 9,453        $ (4,393)       $61,289
 Net rentals                                         10,070           17,580              699         (10,054)        18,295
                                                    -------          -------          -------        --------        -------

Net revenues                                        $56,527          $27,352          $10,152        $(14,447)       $79,584

 Cost of sales                                      $33,202          $ 5,934          $ 5,890        $ (4,313)       $40,713
 Cost of rentals                                      2,304           14,351              450         (10,054)         7,051
 Selling, general and administrative expenses        11,040            4,984            2,513               -         18,537
                                                    -------          -------          -------        --------        -------

Income (loss) from operations                       $ 9,981          $ 2,083          $ 1,299        $    (80)       $13,283

 Interest expense                                   $ 4,029          $     7          $    11        $      -        $ 4,047
 Intercompany interest expense (income)                 (68)              68                -               -              -
 Other expense (income), net                         (1,814)              32              173           1,660             51
                                                    -------          -------          -------        --------        -------

Income (loss) before income taxes                   $ 7,834          $ 1,976          $ 1,115        $ (1,740)       $ 9,185
  and extraordinary item

 Provision for income taxes                           2,635              865              566               -          4,066
                                                    -------          -------          -------        --------        -------

Income (loss) before extraordinary item             $ 5,199          $ 1,111          $   549        $ (1,740)       $ 5,119
                                                    =======          =======          =======        ========        =======



                     CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                             (Dollars in thousands)
                                  (Unaudited)

                                                      Parent
                                                      and its       Guarantor    Non-guarantor                     Consolidated
                                                     Divisions    Subsidiaries    Subsidiaries   Eliminations          Totals
                                                    ----------    -------------  --------------  ------------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES                $    8,806         $    918         $ 107         $    -        $   9,831

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                    (3,178)            (45)          (47)              -           (3,270)
  Proceeds from sale of fixed assets                        41                -             -              -               41
                                                    ----------          -------         -----         -------       ---------
   Net Cash Used In Investing Activities            $   (3,137)        $   (45)        $ (47)         $    -        $  (3,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Revolving Credit Loan       2,500                -             -              -            2,500
  Payments of other long-term debt                     (33,029)             (8)             -              -          (33,037)
  Proceeds from other long-term debt                    25,000                -             -              -           25,000
  Payments of deferred financing costs                    (459)               -             -              -             (459)
  Net increase (decrease) in advance account               508            (517)             9              -                -
  Intercompany dividends                                   191                -         (191)              -                -
  Other equity transactions                                (28)               -             1              -              (27)
                                                    ----------          -------         -----     ------------      ---------
   Net Cash Provided by (Used In)
   Financing Activities                             $   (5,317)        $  (525)        $(181)         $    -        $  (6,023)

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                                             -                -          (46)              -              (46)
                                                    ----------          -------         -----    ------------       ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               $      352         $    348        $(167)         $    -              533
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      (990)             254           781              -               45
                                                    ----------          -------         -----    ------------       ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $     (638)        $    602         $ 614         $             $     578
                                                    ==========          =======         =====    ============       =========

                       CONSOLIDATING STATEMENT OF INCOME
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                             (Dollars in thousands)
                                  (Unaudited)

                                                      Parent
                                                      and its      Guarantor  Non-guarantor             Consolidated
                                                     Divisions   Subsidiaries Subsidiaries Eliminations    Totals
                                                     ---------   ------------ ------------ ------------ ------------
    Net sales                                          $14,395      $ 3,750      $2,508     $(1,671)      $18,982
    Net rentals                                          3,844        6,725         254      (3,839)        6,984
                                                       -------      -------      ------     -------       -------

Net revenues                                           $18,239      $10,475      $2,762     $(5,510)      $25,966

    Cost of sales                                      $10,531      $ 2,238      $1,642     $(1,680)      $12,731
    Cost of rentals                                        707        5,381         160      (3,839)        2,409
    Selling, general and administrative expenses         3,514        1,943         683           -         6,140
                                                       -------      -------      ------     -------       -------

Income (loss) from operations                          $ 3,487      $   913      $  277     $     9       $ 4,686

    Interest expense                                       881            2           1           -           884
    Intercompany interest expense (income)                   9           (9)          -           -             -
    Other expense (income), net                           (532)          15         107         743           333
                                                       -------      -------      ------     -------       -------

Income (loss) before income taxes and                  $ 3,129      $   905      $  169     $  (734)      $ 3,469
    extraordinary item

    Provision for income taxes                           1,061          307          25           -         1,393
                                                       -------      -------      ------     -------       -------

Income (loss) before extraordinary item                $ 2,068      $   598      $  144     $  (734)      $ 2,076
                                                       =======      =======      ======     =======       =======

                       CONSOLIDATING STATEMENT OF INCOME
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                            (Dollars in thousands)
                                  (Unaudited)

                                                      Parent
                                                      and its     Guarantor     Non-guarantor                Consolidated
                                                     Divisions   Subsidiaries   Subsidiaries   Eliminations     Totals
                                                     ----------  ------------   -------------  -------------  --------
    Net sales                                          $13,620      $3,533          $3,151       $(1,624)       $18,680
    Net rentals                                          3,532       6,166             243        (3,526)         6,415
                                                       -------      ------          ------       -------        -------

Net revenues                                           $17,152      $9,699          $3,394       $(5,150)       $25,095

    Cost of sales                                      $10,256      $2,154          $1,975       $(1,601)       $12,784
    Cost of rentals                                        825       4,928             154        (3,526)         2,381
    Selling, general and administrative expenses         3,378       1,685             779             -          5,842
                                                       -------      ------          ------       -------        -------

Income (loss) from operations                          $ 2,693      $  932          $  486       $   (23)       $ 4,088

    Interest expense                                     1,172           2               3             0          1,177
    Intercompany interest expense (income)                 (21)         21               0             0              -
    Other expense (income), net                           (863)         11              91           753             (8)
                                                       -------      ------          ------       -------        -------

Income (loss) before income taxes and                  $ 2,405      $  898          $  392       $  (776)       $ 2,919
    extraordinary item

    Provision for income taxes                             832         392             145             -          1,369
                                                       -------      ------          ------       -------        -------

Income (loss) before extraordinary item                $ 1,573      $  506          $  247       $  (776)       $ 1,550
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

  The following Table 1 summarizes the Company's Consolidated Statements of Income, excluding extraordinary items related to the early extinguishment of debt as discussed in Note 3 in the accompanying financial statements, for the three and nine month periods ended September 30, 1997 and September 30, 1996 (in thousands):



Table 1

                                                         Summary of Income Statement
                                                         ---------------------------

                                            Three Months Ended                 Nine Months Ended
                                      Sept. 30, 1997  Sept. 30, 1996     Sept. 30, 1997  Sept. 30, 1996
                                      --------------  --------------     --------------  --------------

Net revenues                                 $25,966         $25,095            $77,674         $79,584

Cost of revenues                              15,140          15,165             44,521          47,764
Selling, general and administrative
  expenses                                     6,140           5,842             18,983          18,537
                                             -------         -------            -------         -------

Income from operations                       $ 4,686         $ 4,088            $14,170         $13,283

Interest expense                                 884           1,177              2,913           4,047
Other expense (income), net                      333              (8)               (76)             51
                                             -------         -------            -------         -------

Income before income taxes and
  extraordinary item                         $ 3,469         $ 2,919            $11,333         $ 9,185

Provision for income taxes                     1,393           1,369              4,768           4,066
                                             -------         -------            -------         -------

Income before extraordinary item             $ 2,076         $ 1,550            $ 6,565         $ 5,119
                                             =======         =======            =======         =======

  The following Table 2 presents, for the periods indicated, certain items in the Company's Consolidated Statements of Income, excluding extraordinary charges for the early extinguishment of debt, as a percentage of total net revenues for the three and nine month periods ended September 30, 1997 and September 30, 1996:


Table 2
                                                   Percentage of Total Net Revenues
                                                   --------------------------------

                                          Three Months Ended              Nine Months Ended
                                    Sept. 30, 1997  Sept. 30, 1996  Sept. 30, 1997  Sept. 30, 1996
                                    --------------  --------------  --------------  --------------

Net Revenues..........................      100.0%          100.0%          100.0%          100.0%

Costs and expenses
         Cost of revenues.............       58.3            60.4            57.3            60.0
         Selling, general and
          administrative expenses.....       23.6            23.3            24.4            23.3
         Interest expense.............        3.4             4.7             3.8             5.1
         Other expense (income), net..        1.3               -             (.1)             .1
         Provision for income taxes...        5.4             5.4             6.1             5.1
                                            -----           -----           -----           -----

Income before extraordinary item......        8.0%            6.2%            8.5%            6.4%


Results of Operations - Year-to-Date September 30, 1997

  Consolidated net revenues for the nine month period ended September 30, 1997, decreased 2.4% to $77,674,000 from $79,584,000 in the comparable period in 1996. The decline was primarily attributable to the reduction in sales of dishracks within the Metal Products Segment due to the loss of a dishrack customer which had accounted for revenues of $4,289,000 in the nine month period ended September 30, 1996. The Packaging Products Segment also recorded lower revenues due primarily to currency translation rate changes which reduced revenues $1,161,000 within this business segment in comparison to the corresponding prior year period. The Construction Tool Segment revenue increased as a result of improved drywall taping tool rentals and sales and increased merchandise sales through Company-operated stores.

  Consolidated cost of revenues for the nine month period ended September 30, 1997, decreased 6.8% to $44,521,000 from $47,764,000 in the comparable period in 1996. The decline in cost of revenues was primarily attributable to the revenue decrease. Profit margins improved due to cost reductions generated by the acquisition of new, more efficient, production equipment, lower costs for outsourced parts, and improved production and tool service center efficiency. The Company's margins also improved due to revenue growth in higher margin product lines.

  Consolidated selling, general and administrative expenses ("SG&A") for the nine month period ended September 30, 1997, increased 2.4% to $18,983,000 from $18,537,000 in the comparable period in 1996. Bad debt expense increased $557,000 as a result of revenue growth within the Construction Tool Segment. Revenue growth within this business segment is often accompanied by comparable increases in bad debt expense. Salaries and incentive compensation also increased primarily as a result of revenue growth within the Construction Tool Segment.

  Interest expense for the nine month period ended September 30, 1997, decreased 28.0% to $2,913,000 from $4,047,000 in the comparable period in 1996. The decrease was the result of both a reduction in outstanding debt and lower interest rates on the Company's variable rate bank debt as a result of the June 1996 bank credit refinancing and the repurchase and extinguishment of $9,250,000 of the 11% Subordinated Notes in May 1997.

  Other income was $76,000 for the nine month period ended September 30, 1997, compared to other expense of $51,000 in the comparable period in 1996.

  Income before income taxes (IBT) and extraordinary charges due to the early extinguishment of debt for the nine month period ended September 30, 1997, increased 23.4% to $11,333,000 from $9,185,000 in the comparable period in 1996. As discussed in the preceding paragraphs, this improvement was primarily due to the result of improved operating margins and lower interest expense.

  Income taxes for the period ended September 30, 1997, were 42.1% of IBT compared to 44.3% in the comparable period in 1996.


Results of Operations - Quarter Ended September 30, 1997

  Consolidated net revenues for the three month period ended September 30, 1997, increased 3.5% to $25,966,000 from $25,095,000 in the comparable period in 1996. The increase was primarily attributable to the revenue growth in the Construction Tool Segment due to improved drywall taping tool rentals and sales and increased merchandise sales through Company-operated stores. The Packaging Products Segment also recorded higher revenues with stronger sales into Latin America.

  Consolidated cost of revenues for the three month period ended September 30, 1997, decreased 0.2% to $15,140,000 from $15,165,000 in the comparable period in 1996. The decrease was primarily attributable to a change in business mix with a reduction in revenues within the Metal Products Segment, accompanied by a growth in revenues within the Construction Tool Segment.

  Consolidated selling, general and administrative expenses ("SG&A") for the three month period ended September 30, 1997, increased 5.1% to $6,140,000 from $5,842,000 in the comparable period in 1996. SG&A increased primarily due to revenue growth occurring within the Construction Tool Segment. The Company incurred additional advertising and promotional expense, travel and entertainment, and compensation expense within this business segment.

  Interest expense for the three month period ended September 30, 1997, decreased 24.9% to $884,000 from $1,177,000 in the comparable period in 1996. The decrease was the result of both a reduction in outstanding debt and lower interest rates with the repurchase and extinguishment of $9,250,000 of the 11% Subordinated Notes in May 1997.

  Other expense was $333,000 for the three month period ended September 30, 1997, compared to other income of $8,000 in 1996. The increase primarily relates to efforts to sell one of the Company's divisions.

  Income before income taxes (IBT) and extraordinary charges due to the early extinguishment of debt for the three month period ended September 30, 1997, increased 18.8% to $3,469,000 from $2,919,000 in the comparable period in 1996. As discussed in the preceding paragraphs, this improvement was primarily the result of improved revenues and operating margins, and lower interest expense.

  Income taxes for the period ended September 30, 1997, were 40.2% of IBT compared to 46.9% in the comparable period in 1996. The Company lowered its estimate of its state income tax liability and adjusted its year to date accruals to reflect its recent estimates. In 1996, the Company had adjusted upward its accruals for state income taxes in the third quarter.

Liquidity and Capital Resources

  The Company generated cash from operations of $7,281,000 for the nine month period ended September 30, 1997, compared to $9,831,000 for the nine month period ended September 30, 1996, and had cash on hand of $548,000. The reduction in cash generated from operations from the comparable prior year period was primarily due to the increase in working capital.

  At September 30, 1997, the Company had working capital of $9,598,000 compared to working capital of $7,362,000 at December 31, 1996. Receivables have increased $1,575,000 from December 31, 1996, principally as a result of revenue growth. Inventories have increased $71,000 from December 31, 1996. At September 30, 1997, current liabilities decreased $1,605,000 from December 31, 1996, due to a decline of $1,243,000 in current maturities of long-term debt and a reduction of accrued expenses.

  Capital expenditures for the nine month period ended September 30, 1997, were $2,837,000. Management believes its cash flow from operations, together with its revolving loan and leasing credit availabilities, will be sufficient to meet its capital expenditure requirements for the remainder of 1997 and 1998. The Company amended the Bank Credit Agreement to increase the capacity of capital leases from $1,000,000 to $2,000,000.

  In May 1997, the Company exercised its option to redeem and extinguish $9,250,000 in principal of its Senior Subordinated Notes. The Company recorded an extraordinary charge for the early extinguishment of debt of $772,000, net of income taxes, as shown on the accompanying Company's Consolidated Statements of Income for the nine month period ended September 30, 1997. The charge included a redemption premium of 4.4%, the writeoff of capitalized financing costs associated with the issuance of the notes, the applicable original issue discount, legal expenses, agent fees, and other costs of the transaction.

  The Company has entered into an agreement for the environmental remediation of a site formerly owned by the Company. (See PART II - OTHER INFORMATION, Item 1. Legal Proceedings.) Under the agreement, the Company deposited $520,000 in October 1997 for the remediation. The ultimate cost to the Company under this agreement may increase in certain circumstances. It is not as yet known whether the remediation will proceed as specified in the agreement.

  As discussed in Note 3 in the accompanying financial statements, the Bank Credit Agreement and the Indenture of AXIA Incorporated, issuer, governing the Notes, restrict the Company's ability to incur additional indebtedness. Management believes that its cash flow from operations, revolving loan capacity, and leasing credit availability will be sufficient to meet its operational requirements, loan maturities, and capital needs for 1997 and 1998.

  The Company was in compliance with all terms and restrictive covenants of its credit agreements as of September 30, 1997.

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

  The Company has entered into an agreement with the party responsible for an adjoining site who also have been in the process of addressing concerns raised by NYSDEC which will transfer responsibility to remediate the formerly-owned property to the party remediating the adjoining site. The Company has paid in October 1997 the $520,000 payable under the agreement and has an exposure of up to an additional $120,000 if sediment contamination is higher than estimated by the Company's environmental consultants. In the event the party responsible for the adjoining site are unable to consummate an agreement with NYSDEC within one year of its agreement with the Company, the Company has the option of the return of its contribution to the remediation of the sites and pursuing its own remediation plan. Should NYSDEC not allow the disposal of contaminated soil from the property formerly owned by the Company on the adjoining site, the agreement for the joint remediation of both sites can be nullified and funds returned to the Company. The Company is pursuing contributions from directors and officers of other users of the previously owned property. No estimate can be given as to possible recovery.

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

Item 6(a) continued

 10.11    Key Employee Posthumous Salary Continuation Plan./(2)/

 10.12    AXIA Incorporated Management Incentive Compensation Plan./(2)/

 10.15 Purchasing Partnering Agreement between Maytag-Jackson Dishwash Products and Nestaway, Division of AXIA Incorporated, dated November 15, 1995./(5)/

 10.16 Loan Agreement dated as of June 27, 1996 among AXIA Incorporated, Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc., as Borrowers, and the Lenders named herein as Lenders, and American National Bank & Trust Co. of Chicago, as Agent and Lender./(5)/

 10.17 First Amendment to Loan Agreement dated as of March 10, 1997 among AXIA Incorporated, Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc., and the Lenders named in the Loan Agreement./(7)/

 10.18 Second Amendment to Loan Agreement dated September 11, 1997, among AXIA Incorporated, Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc., and the Lenders named in the Loan Agreement.

 21.1     Subsidiaries of the Registrant./(1)/

 23.1 Consent of Kaye, Scholer, Fierman, Hays & Handler (included in Exhibit 5.1)./(3)/

 23.2     Consent of Arthur Andersen LLP/(6)/

 99.1     Form of Letter of Transmittal./(2)/

 99.2     Form of Notice of Guaranteed Delivery./(2)/


(b)  Reports on Form 8-K.
-------------------------
     None.
     -----
/(1)/ Previously filed as an exhibit to Registration Statement No. 33-78922 filed with the Securities and Exchange Commission on May 13, 1994.

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

/(7)/ Previously filed as an exhibit to the Company's Form 10-Q for the period ended March 31, 1997 filed with the Securities and Exchange Commission on May 12, 1997.

                                  SIGNATURES

  Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AXIA INCORPORATED



Date: November 10, 1997                    /s/  Lyle J. Feye
                                           ------------------------------
                                           Lyle J. Feye
                                           Vice President Finance, Treasurer,
                                           Chief Financial Officer