Form 10-K
period 1997-12-31
AXIA INC
filed 1998-03-19
CIK 12635

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

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

                             (1) Yes  [x]   No
                                     -----    -----
                             (2) Yes  [x]   No
                                     -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

                                     PART I
Item 1.  BUSINESS

General

  AXIA Incorporated, the "Company," is a diversified manufacturer and marketer of (i) formed and coated wire products, material handling and storage equipment,
(ii) specialized packaging machinery, and (iii) tools and other products for finishing drywall in new, manufactured, and renovated housing and commercial construction. Ames Taping Tool Systems, Inc. ("ATTS") and TapeTech Tool Co., Inc. ("TapeTech") are wholly-owned subsidiaries of the Company and are guarantors of the Company's 11% Series B Subordinated Notes ("Notes"). ATTS and TapeTech are each a Guarantor ("Guarantor"), and collectively, the "Guarantors."

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

Description of the Business Segments

Metal Products Segment. The Metal Products Segment ("MPS") produces dishwasher racks primarily serving the premium quality dishwasher market, specializes in the custom design and manufacture of high volume bare and coated wire products, and manufactures stackable storage racks and telescoping, flexible, gravity-powered and motorized conveyors for the material handling industry. Revenues from MPS accounted for 39% of AXIA's 1997 revenues.

  MPS has four plants strategically located near major customers: (i) McKenzie, Tennessee supplying dishracks; (ii) Cleveland, Ohio producing dishdrainers, shower caddies, storage racks, and conveyors, (iii) Beaver Dam, Kentucky manufacturing dishracks, dishrack components, and other coated wire products, and (iv) Clinton, North Carolina producing dishracks.

  Production of dishracks, dishdrainers, and other formed wire products requires specialized forming and assembly equipment and, in many circumstances, high quality powder coating lines. MPS is an active participant in the dishrack and component design and supply programs for each of its customers. Dishwasher marketing groups continuously push for dishracks with identifiable component features such as adjustable shelves, peg rows and finishing innovations. The customer demands that the machines be engineered for functional advantage, but the prime objective is unique enhancements to attract consumer interest and to provide differentiation of features for price point advantage. MPS manufactures and supplies coated baskets and other components for major domestic brand dishwashers including Maytag, Whirlpool/KitchenAid, Bosch, and General Electric.

  Dishdrainers and other coated wire products for Rubbermaid have become an increasingly important revenue source. In 1995, MPS initiated the supply of a new design dishdrainer and began coating the entire dishdrainer product line. MPS is working with its customers to provide additional value added services and product enhancements.

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

Packaging Products Segment. The revenues from the Packaging Products Segment ("PPS") accounted for 21% of AXIA's 1997 revenues. PPS is a manufacturer, supplier and marketer of handheld and stationary industrial sewing and sealing units used for bag closing. The bag closing product line includes (i) hand-held or "portable" sewing machines for sealing multi-wall bags, (ii) stationary industrial sewing units and accessories for highly automated packaging facilities, (iii) proprietary devices for closing multi-wall paper bags and (iv) machines for heat sealing plastic bags. This unique equipment utilizes various sewing, hot melt adhesive, double fold and poly sealing technologies. PPS also markets a line of consumable support products such as thread, needles, and tape. PPS products and technology are widely used for packaging chemicals, minerals, agricultural commodities, grocery products, and pet foods. PPS continues to develop other component equipment in a bag filling line, including bag hangers and presenters. PPS' manufacturing facility is located in Statesville, North Carolina. PPS markets its products through independent U.S. and foreign distributors, and four international distribution subsidiaries in Europe and the Far East. The international subsidiaries are located in Belgium, France, the United Kingdom and Singapore, and accounted for 52% of PPS' 1997 revenues.

  The bag making operations of Mid America Machine Corp. were discontinued in 1995 and MAMCO's assets were sold or licensed. MAMCO accounted for less than 1% of the Company's revenues in that year.

Construction Tool Segment. The Construction Tool Segment ("CTS"), which includes subsidiary companies Ames Taping Tools Systems, Inc. ("ATTS"), TapeTech Tool Co., Inc. ("TapeTech"), and Ames Taping Tools of Canada, Limited, is a producer, marketer and distributor of automatic drywall taping and finishing ("ATF") tools which are rented and/or sold to professional interior finishing contractors to finish drywall joints prior to painting, wallpapering and other forms of final treatment. The bulk of CTS' business is rental (as opposed to the sale) of ATF tools. ATTS rents ATF systems through a network of 64 company operated leased retail stores and 52 outlets operated by franchisees located throughout the U.S. and Canada and sells other construction tools and related merchandise in its stores. CTS maintains two repair centers which service ATTS rental tools. Revenues from the CTS business segment accounted for 40% of AXIA's 1997 revenues of which 97% was contributed by ATTS and TapeTech.

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

  TapeTech, acquired by the Company in 1982, sells ATF tools under the "TapeTech" and "TapeMaster" brand names. TapeTech tools are sold through approximately 110 independent authorized dealers and distributors, some of which further distribute through sub-dealers. TapeMaster tools are distributed through a network of approximately 49 authorized independent dealers, the majority of which sell the tools to individual customers.

  ATTS' 64 company operated stores, though primarily oriented to the rental of ATF tools, sell a variety of construction hand tools and drywall supplies including taping knives and finishing tape. The stores also rent and sell larger pieces of equipment, such as dustless sanders, spray rigs and panel lifts. In general, stores are leased for a period of three years or less.

  Revenue by segment for fiscal years 1997, 1996 and 1995 appears below:

                               AXIA Incorporated
                            Revenue by Product Group
                                (in thousands)

                                      1997           1996           1995
                                    -------        -------        -------

  Metal Products Segment
     Coated & Formed
      Wire Products             $35,268   34%   $39,655   38%   $42,649   41%
     Storage Racks &
      Conveyors                   5,285    5      6,014    6      5,365    5
                                -------   --    -------   --    -------   --

     Total MPS                   40,553   39     45,669   44     48,014   46

  Packaging Products Segment
     Bag Closing                 21,819   21     21,103   20     21,895   21
     Bag Making                       -               -             563    1
                                -------   --    -------   --    -------   --

     Total PPS                   21,819   21     21,103   20     22,458   22

  Construction Tool Segment
     Tool Rental                 27,382   26     25,016   24     22,412   21
     Tool & Store
      Merchandise Sales          15,046   14     12,999   12     11,442   11
                                -------   --    -------   --    -------   --

     Total CTS                   42,428   40     38,015   36     33,854   32

     Total Revenues            $104,800  100%  $104,787  100%  $104,326  100%
                               ========  ---   ========  ---   ========  ---


  The Company's segment data reflects similarity of product lines rather than divisional organization. Management believes the segment format more appropriately reflects similarities of manufacturing processes as well as the shared production facility in Cleveland, Ohio.

  See Note 13 of the Notes to the Consolidated Financial Statements for additional segment data.

Competition

  MPS competes directly with the dishwasher manufacturer's in-house manufacturing capability. General Electric, Frigidaire, and Whirlpool, dishwasher manufacturers, have dishrack manufacturing capabilities. As MPS is competing against the self-manufacture of its product by larger companies with more extensive financial resources, it competes on quality, flexibility and innovation. Dishrack customers accounted for 23% of the Company's 1997 revenues. MPS' other bare and coated wire products and conveyor and storage rack businesses operate in a highly competitive environment. Price, including freight costs, is very important in the purchase decision process. Competitors have similar products available (see "Customers").

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

Customers

  Two of MPS' customers accounted for 30% of the Company's 1997 revenues. Together, dishrack customers accounted for approximately 23% of the Company's consolidated revenues for 1997. No material part of any other segment of the Company's business is dependent upon a single customer or a small group of customers.

  The Company temporarily closed its manufacturing plant in Beaver Dam, Kentucky, in December 1994. The plant had provided dishwasher racks to the General Electric Company's (GEC) Louisville, Kentucky plant since 1978. GEC had advised the Company of its decision not to order dishracks beginning in 1995. In 1996, Whirlpool began to self-manufacture the KitchenAid brand lower racks that were produced at the Company's Canal Winchester, Ohio, plant resulting in the closure of that facility. Dishrack component and service rack volumes for Whirlpool/KitchenAid, serviced by Beaver Dam and Canal Winchester, were consolidated into the Beaver Dam plant which was then reopened in 1996. Additionally in 1996, the Company began re-supplying GEC from this location at revenues substantially lower than levels recorded in 1994.

  In 1995, Frigidaire advised the Company of their decision to re-enter the dishrack manufacturing business. As a result of this customer's decision to self-manufacture dishracks, the Company's Clinton, North Carolina facility was temporarily deactivated in 1996. New business has been secured for this facility and manufacturing operations were reinstituted in 1997. Frigidaire accounted for 4% of the Company's 1996 revenues.

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

  A feasibility study, prepared in 1994 by environmental consultants engaged by the Company, established a range of estimated remediation costs of $.7 million to $2.9 million, plus or minus 30% of those costs, with the most probable method of remediation being at the high end of the range. The Company established an accrual of $3.9 million for the costs of remediation.

  In 1997, the Company entered into an agreement with the party responsible for an adjoining site, who also has been in the process of addressing concerns raised by NYSDEC, which will transfer responsibility to remediate the formerly-owned property to the party remediating the adjoining site. The Company paid the $520,000 payable under the agreement and has an exposure of up to an additional $120,000 if pond sediment contamination is higher than estimated by the Company's environmental consultants. In the event the party responsible for the remediation of the adjoining site is unable to consummate an agreement with NYSDEC within one year of its agreement with the Company, the Company has the option of the return of its contribution to the remediation of the sites and pursuing its own remediation plan. Should NYSDEC not approve the joint remediation plan for both sites, the agreement can be nullified and funds returned to the Company. The Company has maintained its accruals pending finalization of the remediation plan of the adjoining site. The Company is pursuing contributions from directors and officers of other users of the previously owned property. No estimate can be given as to possible recovery. (See also Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources).

Employees

  As of December 31, 1997, the Company had 977 employees, of which 154 were represented by unions. The Company has two unrelated union contracts which expire in 1999. Foreign subsidiaries accounted for 49 of the Company's total employment. The Company believes that its relations with its employees are satisfactory.

Suppliers

  Management believes that it has good relations with its suppliers and that there are adequate sources of supply for the materials required in the conduct of the Company's businesses.

Business Combinations and Dispositions

  The management of the Company will evaluate its business and organizational structure on an ongoing basis to determine actions it believes to be in the best interests of the Company and its stockholders. Management may consider acquisitions, divestitures or the reorganization of any line of its businesses.

Financial Information About Foreign and Domestic Operations and Export Sales.

  See Note 14 to the Company's Consolidated Financial Statements.

Directors and Executive Officers of the Registrant

  The following table sets forth the name, age and position held by the directors, executive officers, and certain significant employees of the Company and the Guarantors.

                                 On 12/31/97
Name                                Age      Position or Office
----                                ---      ------------------


Dennis W. Sheehan                    63      Director, President and Chief Executive Officer of the Company.
                                             Director and Chairman of ATTS and TapeTech.

Lyle J. Feye                         44      Vice President Finance, Chief Financial Officer and Treasurer of the Company.
                                             Vice President and Director of ATTS and TapeTech.

David H. Chesney                     54      President and General Manager of the Nestaway division.

Robert G. Zdravecky                  51      President and General Manager of the Ames division and President of
                                             ATTS and TapeTech.

Ian G. Wilkins                       59      President and General Manager of the Fischbein and Flexible
                                             Material Handling divisions.

T. Richard Fishbein                  59      Director of the Company.

     Mr. Sheehan and Mr. Fishbein are the only Directors of the Company.
Mr. Sheehan and Mr. Feye are the only Directors of each of the Guarantors. The business experience during the last five years and other information relating to each of the executive officers and directors identified above is set forth below:

Dennis W. Sheehan

Dennis W. Sheehan is Director, President and Chief Executive Officer of the Company and has held these positions since 1984. He joined AXIA in 1977 as Vice President, General Counsel and Secretary. Mr. Sheehan is Director and Chairman of ATTS and TapeTech. Mr. Sheehan serves on the Board of Directors of the following publicly traded company: Allied Healthcare Products, Inc. (Chairman), St. Louis, Missouri, a manufacturer and distributor of healthcare and related products.

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

Robert G. Zdravecky

Robert G. Zdravecky is President and General Manager of the Ames division and President of ATTS and TapeTech, positions he has held since 1993. Mr. Zdravecky first joined AXIA in 1986 as General Manager of Sales and Marketing for Ames. He was promoted to Vice President of the Construction Tool Group, a position he held until 1992, when his employment with AXIA terminated as a result of the sale of two of AXIA's divisions to The Stanley Works. He rejoined AXIA in 1993 in his current position. Prior to joining AXIA in 1986, Mr. Zdravecky served as Vice President-Marketing and Sales, with Adhesive Engineering Co. from 1981 to 1986.

Ian G. Wilkins

Ian G. Wilkins is the President and General Manager of the Fischbein and the Flexible Material Handling divisions. Mr. Wilkins joined the Company in May of 1994. Prior to joining the Company, from 1988 to 1994, Mr. Wilkins was Chief Operating Officer and General Manager of HK Metalcraft Manufacturing, a manufacturer of metal assemblies, components and other precision products primarily for the auto industry. Mr. Wilkins' responsibilities included supervision of manufacturing, sales and customer service. From 1984 to 1988, Mr. Wilkins, as Vice President of Manufacturing, directed the manufacturing operations of Scott Aviation, a Division of Figgie International, a producer of oxygen equipment and health and safety products.

T. Richard Fishbein

Mr. Fishbein has been a partner of the Cortec Group from 1987 to present. He also serves as a director of Atco Products, Inc. Mr. Fishbein formerly was Managing Director of Bear, Stearns & Co. Inc. from 1985 to 1987.

------------------------------------------------------
|                  AXIA INCORPORATED                 |------|
------------------------------------------------------      |
                                                            |
                                                            |
------------------------------------------------------      |
|   Metal Products Segment                           |      |
|      - Nestaway Division                           |      |
|      - Flexible Material Handling Division         |      |
|                                                    |------|
|                                                    |      |
|                                                    |      |
|                                                    |      |
------------------------------------------------------      |
                                                            |
                                                            |
------------------------------------------------------      |
|   Packaging Products Segment                       |      |
|      - Fischbein Division                          |      |
|      - Subsidiaries                                |      |
|         - Compagnie Fischbein, S.A. (Belgium)      |------|
|         - Fischbein France S.A.R.L. (France)       |      |
|         - Fischbein Packaging Pte Ltd. (Singapore) |      |
|         - Fischbein Ltd. (United Kingdom)          |      |
------------------------------------------------------      |
                                                            |
                                                            |
                                                            |
------------------------------------------------------      |
|   Construction Tool Segment                        |      |
|      - Ames Division                               |      |
|      - Subsidiaries                                |      |
|         - Ames Taping Tool Systems, Inc.           |______|
|         - Ames Taping Tools of Canada Ltd.         |
|         - TapeTech Tool Co., Inc.                  |
|                                                    |
------------------------------------------------------

The chart above details the Company's operation by segment and not by management reporting organization. All subsidiaries are subsidiaries of the Company.

Item 2.  PROPERTIES

Real Estate and Facilities

  The Company believes it has adequate capacity to meet the current requirements of its customers. The major properties of the Company are listed below. The Company also leases several offices, two repair centers, a warehouse, and 64 stores. These locations are historically leased on a short-term basis of one to five years to provide maximum flexibility. The business conducted at these leased locations is relocatable and no individual lease or location is material to the Company.

                               AXIA INCORPORATED
                               -----------------
                           Real Estate and Facilities
                           --------------------------

                                     Size in
Location                             Sq. Feet  Principal Products/Type Operation
--------                             --------  ---------------------------------

Garfield Heights, Cleveland, Ohio...  121,000  Fabrication of dishdrainer racks, wire products,
  (Owned)                                        and storage racks and assembly of material
                                                 handling conveyers

McKenzie, Tennessee.................   79,000  Fabrication of dishracks
  (Owned)

Clinton, North Carolina.............   60,000  Fabrication of dishracks
  (Owned)

Statesville, North Carolina.........   50,000  Assembly and manufacture of industrial
  (Leased until February 1, 2003)                sewing and packaging machines

Beaver Dam, Kentucky................   64,000  Fabrication of dishracks, dishrack components
  (Owned)                                        and other formed wire products

Brussels, Belgium...................   11,000  Assembly and warehousing of packaging
  (Leased until December 1, 2006)                machines

Paris, France.......................    5,200  Assembly and distribution of packaging
  (Owned)                                        machines


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

  In 1991, the New York State Department of Environmental Conservation (the "NYSDEC") sent a notice letter to the Company alleging that it had documented the release and/or threatened release of "hazardous substances" and/or the presence of "hazardous wastes" at a property located in Buffalo, New York, formerly owned by Bliss and Laughlin Steel Company, a predecessor of the Company.

  A feasibility study, prepared in 1994 by environmental consultants engaged by the Company, established a range of estimated remediation costs of $.7 million to $2.9 million, plus or minus 30% of those costs, with the most probable method of remediation being at the high end of the range. The Company established an accrual of $3.9 million for the costs of remediation.

  In 1997, the Company entered into an agreement with the party responsible for an adjoining site, who also has been in the process of addressing concerns raised by NYSDEC, which will transfer responsibility to remediate the formerly-owned property to the party remediating the adjoining site. The Company paid the $520,000 payable under the agreement and has an exposure of up to an additional $120,000 if pond sediment contamination is higher than estimated by the Company's environmental consultants. In the event the party responsible for the remediation of the adjoining site is unable to consummate an agreement with NYSDEC within one year of its agreement with the Company, the Company has the option of the return of its contribution to the remediation of the sites and pursuing its own remediation plan. Should NYSDEC not approve the joint remediation plan for both sites, the agreement can be nullified and funds returned to the Company. The Company has maintained its accruals pending finalization of the remediation plan of the adjoining site. The Company is pursuing contributions from directors and officers of other users of the previously owned property. No estimate can be given as to possible recovery. (See also Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources).

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

Item 6.  SELECTED FINANCIAL DATA


                       AXIA INCORPORATED AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA


                                            Predecessor Company
                                            -------------------
                                              Year       Period    Period     Year      Year       Year
                                              Ended       Ended     Ended     Ended     Ended      Ended
                                             --------   -------   --------   --------  --------  --------
                                              Dec. 31   Mar. 15   Dec. 31    Dec. 31    Dec. 31   Dec. 31
Income Statement Data:                         1993       1994      1994      1995       1996      1997
---------------------                         -------   -------   --------   --------  --------  --------

Net revenues                                  $87,767   $18,593   $ 81,304   $104,326  $104,787  $104,800
Cost of revenues                               56,594    11,869     51,662     64,829    61,294    60,144
Charges for environmental matter/(1)/           1,430         -          -          -         -         -
Selling, general & administrative expenses     20,728     4,587     17,883     24,181    25,146    25,302
                                              -------   -------   --------   --------  --------  --------
Income from operations                        $ 9,015   $ 2,137   $ 11,759   $ 15,316  $ 18,347  $ 19,354

Interest expense                                7,084     1,500      5,300      6,596     5,123     3,710
Other expense (income)                           (144)     (122)      (301)       493        18        37
                                              -------   -------   --------   --------  --------  --------
Income before income taxes and
  extraordinary item                            2,075       759      6,760      8,227    13,206    15,607

Provision for income taxes                        861       315      3,116      3,338     5,730     6,412
                                              -------   -------   --------   --------  --------  --------
Income before extraordinary item                1,214       444      3,644      4,889     7,476     9,195
Loss on early extinguishment of debt                -         -          -          -       614       772
                                              -------   -------   --------   --------  --------  --------
Net income                                    $ 1,214   $   444   $  3,644   $  4,889  $  6,862  $  8,423
                                              =======   =======   ========   ========  ========  ========


Balance Sheet Data:
------------------

Current assets                                $23,837   $25,491   $ 25,262   $ 27,012  $ 26,211  $ 26,253
Total assets                                  $67,963   $69,165   $104,397   $103,288  $ 99,331  $ 96,773
Current liabilities                           $16,717   $17,347   $ 17,390   $ 20,262  $ 18,849  $ 22,429
Long-term debt, less current maturities       $45,867   $45,956   $ 52,435   $ 43,507  $ 34,548  $ 20,439
Stockholder's equity (deficit)/(2)/           $(7,408)  $(7,058)  $ 20,796   $ 25,828  $ 32,118  $ 40,067

/(1)/ Charges related to involvement in an environmental matter and action at a property formerly owned by a predecessor of AXIA (see Note 15 of Notes to the Consolidated Financial Statements).

/(2)/ As part of the recapitalization of the Predecessor Company, which occurred on December 21, 1989, AXIA paid a $65,695,000 cash dividend on common stock and recognized a $617,000 premium on the redemption of previously outstanding shares of preferred stock, resulting in a stockholders' deficit at the end of 1989 and the succeeding periods until the acquisition of the Predecessor Company in 1994.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  AXIA Incorporated, the "Company," is a diversified manufacturer and marketer of (i) formed and coated wire products, material handling and storage equipment,
(ii) specialized packaging machinery, and (iii) tools and other products for finishing drywall. The Company's operations consist of three business segments; Metal Products Segment ("MPS"), Packaging Products Segment ("PPS"), and the Construction Tool Segment ("CTS").

  During the periods discussed below, except as may be noted, inflation and changing prices have not had, and are not expected to have, a material impact on the Company's net revenues or its income from operations.

  The results presented and management discussion exclude the impact of debt extinguishment costs. In 1997, the Company repurchased and extinguished $9,250,000 in principal of its Senior Subordinated Notes. The Company recorded a charge of $1,251,000, $772,000 net of tax, for the redemption premium, the writeoff of unamortized capitalized financing costs associated with the issuance of the Notes, the applicable original issue discount, and the expenses of the transaction. As a result of the refinancing of its bank debt in 1996, the Company recorded a debt extinguishment charge of $1,024,000 on a pretax basis, $614,000 net of tax, due to the writeoff of the unamortized capitalized financing costs related to the previous bank agreement.

  The following Table 1 summarizes the Company's Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995 (in thousands):

Table 1

                                                               Summary Income Statement
                                                               ------------------------
                                                                      Years Ended
                                                      Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1995
                                                      -------------  -------------  -------------
Net revenues                                               $104,800       $104,787       $104,326

Cost of revenues                                             60,144         61,294         64,829
Selling, general and administrative expenses                 25,302         25,146         24,181
                                                           --------       --------       --------

Income from operations                                       19,354         18,347         15,316

Interest expense                                              3,710          5,123          6,596
Other expense (income)                                           37             18            493
                                                           --------       --------       --------

Income before income taxes and extraordinary item            15,607         13,206          8,227

Provision for income taxes                                    6,412          5,730          3,338
                                                           --------       --------       --------

Income before extraordinary item                           $  9,195       $  7,476       $  4,889
                                                           ========       ========       ========

  The following Table 2 presents, for the periods indicated, certain items in the Company's Consolidated Statements of Income as a percentage of total net revenues.

Table 2

                                        Percentage of Total Net Revenues
                                  ---------------------------------------------
                                                   Years Ended
                                  Dec. 31, 1997   Dec. 31, 1996   Dec. 31, 1995
                                  -------------   -------------   -------------
Net Revenues                          100.0%          100.0%          100.0%

Costs and expenses
  Cost of revenues                     57.4            58.5            62.1
  Selling, general and adminis-
   trative expenses                    24.1            24.0            23.2
  Interest expense                      3.6             4.9             6.3
  Other expense (income)                  -               -              .5
  Provision for income taxes            6.1             5.5             3.2
                                      -----           -----           -----

Income before extraordinary item        8.8%            7.1%            4.7%
                                      =====           =====           =====


  Table 3 below summarizes the net revenues and income from operations for the years ended December 31, 1997, 1996 and 1995 by business segment (in thousands):

Table 3

                                       Business Segment Operating Results
                                  ---------------------------------------------
                                                   Years Ended
                                  Dec. 31, 1997   Dec. 31, 1996   Dec. 31, 1995
                                  -------------   -------------   -------------
Net Revenues
  Metal Products Segment             $ 40,553        $ 45,669        $ 48,014
  Packaging Products Segment           21,819          21,103          22,458
  Construction Tool Segment            42,428          38,015          33,854
                                     --------        --------        --------

Total Net Revenues                   $104,800        $104,787        $104,326
                                     ========        ========        ========

Income from Operations
  Metal Products Segment             $  7,260        $  9,081        $  8,832
  Packaging Products Segment            3,153           2,251           2,191
  Construction Tool Segment            11,693          10,157           7,569
  Corporate and Eliminations           (2,752)         (3,142)         (3,276)
                                     --------        --------        --------

Income from Operations               $ 19,354        $ 18,347        $ 15,316
                                     ========        ========        ========

  The Company's segment data reflects similarity of product lines rather than divisional organization. Management believes the segment format more appropriately reflects similarities of manufacturing processes as well as the shared production facility in Cleveland, Ohio.

Results of Operations

                        1997 Operations Compared to 1996

  Consolidated net revenues increased to $104,800,000 in 1997 from $104,787,000 in 1996. Excluding the loss of a dishrack customer which accounted for $4,289,000 in revenues in 1996, consolidated net revenues grew 4.3% over the prior year period. Revenue growth resulted from the increase in the rental and sales of automatic taping tools and construction merchandise sales through CTS-operated stores. As a result of increased marketing activities, bag closing equipment revenues in Latin America also increased. Currency changes resulted in a reduction in revenues of $1,660,000 from 1996.

  Cost of revenues decreased 1.9% to $60,144,000 in 1997 from $61,294,000 in 1996. Cost of revenues declined at MPS primarily due to cost savings related to the closure of a leased manufacturing facility. In addition, cost of revenues improved at PPS due to cost reduction programs partially resultant from new cost efficient production equipment acquired in 1996. Revenue growth within CTS contributed to an improvement in the consolidated profit margin.

  Consolidated selling, general and administrative expenses (SG&A) increased .6% to $25,302,000 in 1997 from $25,146,000 in 1996. This was primarily attributable to a growth in bad debt expense accompanying revenue growth within the construction tool business.

  Interest expense decreased 27.6% to $3,710,000 in 1997 from $5,123,000 in 1996. In addition to lower debt outstanding, the Company's interest rates were lowered 1.50% on its bank debt as a result of a refinancing which occurred in June 1996 and the repurchase of a portion of its 11% Subordinated Notes utilizing a lower cost bank line of credit.

  Other expense increased to $37,000 in 1997 compared to $18,000 in 1996. In 1997, the Company recorded a gain on the sale of an investment and interest income on an income tax refund. This income was offset by expenses related to efforts to sell one of the Company's divisions, and the loss incurred on disposal of fixed assets.

  Income before taxes (IBT) increased 18.2% to $15,607,000 in 1997 from $13,206,000 in 1996. As discussed in the preceding paragraphs, this improvement was principally the result of rental revenue growth and lower interest expense.

  Income taxes in 1997 were 41.1% of IBT compared to 43.4% in 1996. The Company's effective tax rates decreased due to a reduced estimated effective tax rate for state income taxes and the reduced impact of nondeductible expenses.

  Metal Products Segment Net revenues decreased 11.2% to $40,553,000 in 1997 from $45,669,000 in 1996. The decrease was primarily attributable to the termination of a supply contract with a dishrack customer which resulted in a decline in revenues of $4,289,000.

  Cost of revenues decreased 9.2% to $29,657,000 in 1997 from $32,655,000 in 1996. MPS aggressively reduced its over head cost structure by closing its Canal Winchester, Ohio, plant and consolidating revenue volumes into its Beaver Dam, Kentucky, manufacturing facility.

  Selling, general and administrative expenses decreased 7.6% to $3,636,000 in 1997 from $3,933,000 in 1996. Overhead costs were managed commensurate to volume levels.

  Income from operations decreased 20.1% to $7,260,000 in 1997 from $9,081,000 in 1996 due to the factors discussed above.

  Packaging Products Segment Net revenues increased 3.4% to $21,819,000 in 1997 from $21,103,000 in 1996. Currency changes resulted in a reduction in revenues of $1,660,000 in 1997. Revenue growth in bag closing equipment occurred in the U.S., Latin America and Europe. Latin American revenues, in particular, grew $1,119,000 as a result of new marketing programs targeting that geographic region.

  Cost of revenues increased 0.9% to $13,542,000 in 1997 from $13,423,000 in 1996. The growth was primarily attributable to revenue growth. Profit margins improved due to cost reductions generated by new production equipment acquired in 1996.

  Selling, general and administrative expenses decreased 5.6% to $5,124,000 in 1997 from $5,429,000 in 1996. PPS recorded lower engineering and marketing costs for new product introductions. In addition, employee recruitment expenses were reduced.

  As a result of the gross profit margin improvement and reductions in selling, general and administrative expenses discussed in the preceding paragraphs, income from operations increased 40.1% to $3,153,000 in 1997 from $2,251,000 in 1996.

Construction Tool Segment Net revenues increased 11.6% to $42,428,000 in 1997 from $38,015,000 in 1996. Revenue growth was attributable to increased tool rentals, merchandise sales, and the sale of automatic taping tools.

  Cost of revenues increased 11.4% to $16,945,000 in 1997 from $15,216,000 in 1996. The growth in cost of revenues was primarily attributable to revenue growth.

  Selling, general and administrative expenses increased 9.1% to $13,790,000 in 1997 from $12,642,000 in 1996. The increase was primarily attributable to added marketing programs and an increase in bad debt expense in conjunction with revenue growth.

  As a result of the changes discussed in the preceding paragraphs, income from operations increased 15.1% to $11,693,000 in 1997 from $10,157,000 in 1996.


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

  Cost of revenues decreased 7.1% to $32,655,000 in 1996 from $35,150,000 in 1995. The decrease was primarily attributable to the decline in revenues discussed above. Gross profit margins improved for both coated and formed wire products and material handling equipment due primarily to product and customer mix. MPS had incurred nonrecurring expenses in 1995 due to the startup of a new style dishdrainer and the inception of the coating of all dishdrainers. In 1996, MPS recorded lower workers' compensation premiums, real estate and personal property taxes, and post-retirement benefit costs.

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

Liquidity and Capital Resources

  The Company entered into a new bank credit agreement on June 27, 1996, which reduced the interest rate on its variable rate bank loans by 1.25% to 1.50%, depending on the maintaining of certain ratios and Subordinated Note repurchases. The new loan agreement originally consisted of a $25,000,000 term loan and up to $15,000,000 in available funds under a revolving credit loan. The term loan matures in equal quarterly installments with the final payment due on December 31, 2000. The Company negotiated an amendment to the agreement in 1997 to increase the revolving credit loan to $20,000,000. The increase in the revolving credit loan capacity provided the financing for the Company to repurchase and extinguish $9,250,000 in principal of its Subordinated Notes in May 1997. The Company had $4,500,000 outstanding on its revolving credit loan at December 31, 1997. Management believes that this financing provides better financial flexibility and will be sufficient to meet the Company's current expectations through the period of the agreement.

  The refinancing of the bank credit agreement in 1996 resulted in a writeoff of the unamortized deferred financing costs from the previous loan agreement. This amount, $614,000 net of tax, is identified as an extraordinary item in the Consolidated Statements of Income. The repurchase and extinguishment of the Subordinated Notes in 1997 resulted in a charge of $772,000, net of tax, also identified as an extraordinary item in the Consolidated Statements of Income.

  The Company has the option of redeeming all or a portion of its Subordinated Notes after March 15, 1997 with a 4.4% premium. This premium declines to 2.2% on March 15, 1998. The Company is negotiating with its banks to repurchase and extinguish an undetermined amount of the Notes in 1998, depending on certain factors, including pricing, the cost of the transaction, and prevailing interest rates. The revolving credit loan will be utilized to facilitate the transaction.

  At December 31, 1997, the Company had working capital of $3,824,000 compared to working capital of $7,362,000 at December 31, 1996. This decrease in working capital is due to a $4,278,000 increase in current maturities of long-term debt. The Company has classified its Revolving Credit Loan as current. The Revolving Credit Loan balance at December 31, 1997 was $4,500,000. There were no amounts outstanding on this loan at December 31, 1996 and the increase is due to the utilization of this line of credit to extinguish $9,250,000 in Subordinated Notes as discussed above. The Company is not required to pay off this balance prior to 2000. In addition, the Company received a tax refund of $1,266,000 in 1997 which had been included as a prepaid income tax item at December 31, 1996. At December 31, 1997, receivables increased $2,072,000 from December 31, 1996. Inventories also increased $69,000.

  In 1991, the New York State Department of Environmental Conservation (the "NYSDEC") sent a notice letter to the Company alleging that it had documented the release and/or threatened release of "hazardous substances" and/or the presence of "hazardous wastes" at a property located in Buffalo, New York, formerly owned by Bliss and Laughlin Steel Company, a predecessor of the Company.

  A feasibility study, prepared in 1994 by environmental consultants engaged by the Company, established a range of estimated remediation costs of $.7 million to $2.9 million, plus or minus 30% of those costs, with the most probable method of remediation being at the high end of the range. The Company established an accrual of $3.9 million for the costs of remediation.

  In 1997, the Company entered into an agreement with the party responsible for an adjoining site who also has been in the process of addressing concerns raised by NYSDEC which will transfer responsibility to remediate the formerly-owned property to the party remediating the adjoining site. The Company paid the $520,000 payable under the agreement and has an exposure of up to an additional $120,000 if pond sediment contamination is higher than estimated by the Company's environmental consultants. In the event the party responsible for the remediation of the adjoining site is unable to consummate an agreement with NYSDEC within one year of its agreement with the Company, the Company has the option of the return of its contribution to the remediation of the sites and pursuing its own remediation plan. Should NYSDEC not approve the joint remediation plan for both sites, the agreement can be nullified and funds returned to the Company. The Company has maintained its accruals pending finalization of the remediation plan of the adjoining site. The Company is pursuing contributions from directors and officers of other users of the previously owned property. No estimate can be given as to possible recovery.

  As a result of dishrack sourcing decisions made by its customers in 1996, the Company shut down a leased production facility in Canal Winchester, Ohio, and temporarily idled a second plant in Clinton, North Carolina. The Clinton facility resumed operations in 1997 when the Company was awarded a contract by a new dishrack customer. The Beaver Dam, Kentucky, plant, shut down in 1994 due to a customer's decision to utilize an alternative source of supply, was reopened in 1996 to produce dishrack components, lower volume dishracks, and other formed and coated wire products. During 1997 and 1996, the Company charged $624,000 and $980,000, respectively, of the costs incurred against a facility realignment reserve established in prior periods. The Company has no further reserves for the realignment of its production capacities as of December 31, 1997, and management believes its current manufacturing operations are properly positioned to service current and future customers.

  Capital expenditures were $3,475,000 for the year ended December 31, 1997 compared to $3,862,000 for the year ended December 31, 1996. Cash provided by operating activities and credit availability is expected to be sufficient to cover the financing of anticipated capital requirements in future periods.

  While both the Bank Credit Agreement and the Indenture of AXIA Incorporated, issuer, ("Indenture") governing the Notes, restrict the Company's ability to incur additional indebtedness, management, based upon the budgets prepared by its business segments, believes that its cash flow from operations and its revolving loan capacity will be sufficient to meet its operational requirements, loan maturities and capital needs for 1998 and 1999.

  The Company was in compliance with all terms and restrictive covenants of its credit agreements as of December 31, 1997.

Other Matters

  In 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

  Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

  Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

  With the coming of the year 2000, there has been a great deal of publicity concerning computer hardware's and software's use of two-digit dates which might result in information reporting and equipment failure ("Year 2000"). Management is responsible for identifying the Company's computer systems affected by the Year 2000 issue and developing and executing a compliance plan. Operations within the Metal Products and Construction Tool segments have prepared and/or are in the process of implementing plans to replace current management information systems due to current hardware and software language obsolescence and the need to upgrade system capacities to management requirements.

As a result, both business segments expect to be Year 2000 compliant by the end of 1998. The operations within the Packaging Products segment have newer computer hardware and acquired software packages which management expects to upgrade during 1998. The Company has spent approximately $550,000 in 1997 and estimates spending an additional $850,000 in the aggregate in 1998 and 1999 to upgrade its management information systems.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of the Company called for by this Item 8, together with the report thereon of the independent accountants dated February 25, 1998, are set forth on pages 20 to 45 inclusive. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.


                               AXIA INCORPORATED
                  Index to Consolidated Financial Statements

                                                                                  Pages

Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996            20

Consolidated Statements of Stockholder's Equity for the periods ended
  December 31, 1997, December 31, 1996, and December 31, 1995                        21

Consolidated Statements of Income for the periods ended December 31, 1997,
  December 31, 1996, and December 31, 1995                                           22

Consolidated Statements of Cash Flows for the periods ended December 31, 1997,
  December 31, 1996, and December 31, 1995                                           23

Notes to the Consolidated Financial Statements                                    24-44

Independent Auditors' Report                                                         45

                      AXIA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1997 AND DECEMBER 31, 1996
                            (Dollars in thousands)

ASSETS                                              1997       1996
------                                            ---------  ---------

CURRENT ASSETS:
 Cash and cash equivalents                         $ 1,310    $ 1,716
 Accounts receivable, net                           12,759     10,687
 Inventories                                         9,155      9,086
 Prepaid income taxes and other current assets         436      1,695
 Deferred income tax assets                          2,593      3,027
                                                   -------    -------
   Total Current Assets                            $26,253    $26,211
                                                   -------    -------

PLANT AND EQUIPMENT, AT COST:
 Land                                              $   508    $   521
 Buildings and improvements                          6,620      6,509
 Machinery and equipment                            24,741     23,149
 Equipment leased to others                          7,139      6,040
                                                   -------    -------
                                                   $39,008    $36,219
 Less: Accumulated depreciation                     14,938     11,346
                                                   -------    -------
   Net Plant and Equipment                         $24,070    $24,873
                                                   -------    -------

OTHER ASSETS:
 Goodwill, net                                     $33,505    $34,679
 Intangible assets, net                                703        377
 Deferred charges, net                              12,182     12,213
 Investment in affiliate                                 -        900
 Other assets                                           60         78
                                                   -------    -------
   Total Other Assets                              $46,450    $48,247
                                                   -------    -------

TOTAL ASSETS                                       $96,773    $99,331
                                                   =======    =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt              $10,925    $ 6,647
 Accounts payable                                    4,021      3,655
 Accrued liabilities                                 7,219      8,547
 Accrued income taxes                                  264          -
                                                   -------    -------
   Total Current Liabilities                       $22,429    $18,849
                                                   -------    -------

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities           $20,439    $34,548
 Other non-current liabilities                      10,883     11,050
 Deferred income taxes                               2,955      2,766
                                                   -------    -------
   Total Non-Current Liabilities                   $34,277    $48,364
                                                   -------    -------

STOCKHOLDER'S EQUITY:
 Common stock, $.01 par value
  100 shares issued and outstanding                $     -    $     -
 Additional paid-in capital                         16,723     16,723
 Retained earnings                                  23,818     15,395
 Additional minimum pension liability                 (182)      (324)
 Cumulative translation adjustment                    (292)       324
                                                   -------    -------
   Total Stockholder's Equity                      $40,067    $32,118
                                                   -------    -------

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                              $96,773    $99,331
                                                   =======    =======

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                      AXIA INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
     FOR THE PERIODS ENDED DEC. 31, 1997, DEC. 31, 1996, AND DEC. 31, 1995
                            (Dollars in thousands)



                                                      Additional            Minimum
                                       Common Stock    Paid-in    Retained  Pension    Translation
                                           Par         Capital    Earnings  Liability  Adjustments
                                       ------------   ----------  --------  ---------  -----------
BALANCE, Dec. 31, 1994                     $-          $16,848     $ 3,644    $  -        $ 304
                                           ===         =======     =======    =====       =====

 Net income                                 -               -           -     4,889          -
 Stock repurchase                           -             (125)         -        -           -
 Cumulative translation adjustment          -               -           -        -          322
 Other                                      -               -           -       (54)         -
                                           ---         -------     -------    -----       -----

BALANCE, Dec. 31, 1995                     $-          $16,723     $ 8,533    $ (54)      $ 626
                                           ===         =======     =======    =====       =====

 Net income                                 -               -        6,862       -           -
 Cumulative translation adjustment          -               -           -        -         (302)
 Other                                      -               -           -      (270)         -
                                           ---         -------     -------    -----       -----

BALANCE, Dec. 31, 1996                     $-          $16,723     $15,395    $(324)      $ 324
                                           ===         =======     =======    =====       =====

 Net income                                 -               -        8,423       -           -
 Cumulative translation adjustment          -               -           -        -         (616)
 Other                                      -               -           -       142           -
                                           ---         -------     -------    -----       -----

BALANCE, Dec. 31, 1997                     $-          $16,723     $23,818    $(182)      $(292)
                                           ===         =======     =======    =====       =====



        The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                       AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
     FOR THE PERIODS ENDED DEC. 31, 1997, DEC. 31, 1996, AND DEC. 31, 1995
                             (Dollars in thousands)



                                                 Year Ended     Year Ended     Year Ended
                                                December 31,   December 31,   December 31,
                                                    1997           1996           1995
                                                ------------   ------------   ------------
  Net sales                                       $ 77,418       $ 79,771       $ 81,914
  Net rentals                                       27,382         25,016         22,412
                                                  --------       --------       --------

Net revenues                                      $104,800       $104,787       $104,326

  Cost of sales                                     50,518         52,434         55,171
  Cost of rentals                                    9,626          8,860          9,658
  Selling, general and
     administrative expenses                        25,302         25,146         24,181
                                                  --------       --------       --------

Income from operations                            $ 19,354       $ 18,347       $ 15,316

  Interest expense                                   3,710          5,123          6,596
  Interest income                                     (367)           (39)           (44)
  Other expense (income), net                          404             57            537
                                                  --------       --------       --------

Income before income taxes and
  extraordinary item                              $ 15,607       $ 13,206       $  8,227

  Provision for income taxes                         6,412          5,730          3,338
                                                  --------       --------       --------

Income before extraordinary item                  $  9,195       $  7,476       $  4,889

Extraordinary item:
  Loss on early extinguishment of
  debt, net of income taxes of $479
  and $410, respectively (see Notes 5 and 7)           772            614              -
                                                  --------       --------       --------

Net Income                                        $  8,423       $  6,862       $  4,889
                                                  ========       ========       ========



        The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                       AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE PERIODS ENDED DEC. 31, 1997, DEC. 31, 1996, AND DEC. 31, 1995
                             (Dollars in thousands)


                                                                 Jan. 1, 1997    Jan. 1, 1996    Jan. 1, 1995
                                                                      to              to              to
                                                                Dec. 31, 1997   Dec. 31, 1996   Dec. 31, 1995
                                                                -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  8,423        $  6,862         $ 4,889
Adjustments to reconcile net income
 to net cash provided by (used in) operating activities:
  Depreciation and amortization                                       5,099           6,716           6,380
  Extraordinary item-write off of deferred financing costs
   and original issue discount                                          826           1,024               -
  Deferred income tax provision (benefit)                               623             398             753
  Loss (gain) on disposal of fixed assets                               159              14             184
  Gain on sale of investment                                           (559)              -               -
  Provision for losses on accounts receivable                         2,169           1,499           1,049
  Provision for obsolescence of inventories                              79             592             (20)
  Credit to pension expense                                            (231)           (275)           (166)
  Changes in assets and liabilities:
   Accounts receivable                                               (4,557)            (15)         (1,291)
   Inventories                                                         (426)           (501)         (1,146)
   Accounts payable                                                     442            (433)            651
   Accrued liabilities                                               (1,244)           (437)           (308)
   Other current assets                                                 (14)            270            (706)
   Income taxes payable                                               1,532            (151)            569
   Other non-current assets                                            (642)           (176)           (408)
   Other non-current liabilities                                         51              25            (479)
                                                                   --------        --------         -------
 Net Cash Provided by Operating Activities                         $ 11,730        $ 15,412         $ 9,951


CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                                 (3,475)         (3,862)         (3,853)
  Proceeds from sale of fixed assets                                    357              55             281
  Proceeds from sale of investment                                    1,459               -               -
                                                                   --------        --------         -------
 Net Cash (Used in) Investing Activities                           $ (1,659)       $ (3,807)        $(3,572)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from other long-term debt                                    944          25,411             296
  Payments of other long-term debt                                  (15,931)        (34,566)         (7,374)
  Net increase in Revolving Credit Loan                               4,500               -               -
  Payments of deferred financing costs                                    -            (426)              -
  Other equity transactions                                              37            (301)           (166)
                                                                   --------        --------         -------
 Net Cash (Used in) Financing Activities                           $(10,450)       $ (9,882)        $(7,244)



EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (27)            (52)             38
                                                                   --------        --------         -------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                              $   (406)       $  1,671         $  (827)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                            1,716              45             872
                                                                   --------        --------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  1,310        $  1,716         $    45
                                                                   ========        ========         =======

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                       AXIA INCORPORATED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE 1

Nature of Business

  AXIA Incorporated, the "Company," is a diversified manufacturer and marketer of (i) formed and coated wire products, material handling and storage equipment,
(ii) specialized packaging machinery, and (iii) tools and other products for finishing drywall in new, manufactured, and renovated housing and commercial construction.

  On March 15, 1994, AXIA Incorporated (the "Predecessor Company") was acquired as part of a merger with a newly-formed company, Axia Acquisition Corp. ("Acquisition"), a Delaware corporation, with the surviving corporation continuing under the name AXIA Incorporated (the "Company", including reference to the Predecessor Company where appropriate). The Company is 100% owned by Axia Holdings Corporation ("Holdings"). Due to the substantial change in controlling interest in the Company, the Company reflected a complete change in its accounting basis of its assets and liabilities from Predecessor Company historical cost to estimated fair value as of March 15, 1994.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

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

Foreign Currency Translation

  Assets and liabilities of foreign subsidiaries are translated at the current rate of exchange at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments have been excluded from the results of operations and are reported as a separate component of Stockholder's Equity. Gains and losses resulting from foreign currency transactions, which are not material, are included in the Consolidated Statements of Income.

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

Plant and Equipment

  Depreciation is provided over the following useful lives:

                    Buildings and improvements........  2-30 years
                    Machinery and equipment...........  3-12 years
                    Equipment leased to others........   5-7 years

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

  Goodwill represents the excess purchase price paid over the estimated fair value of the net assets acquired in the March 15, 1994 merger discussed Note 1. Goodwill is stated net of amortization and is being amortized on a straight-line basis for a period of not more than 40 years (see Note 5). Subsequent to its acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted operating income (before goodwill amortization) over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

New Accounting Pronouncements

  In 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 121 did not have a material impact on the financial position or results of operations of the Company.

  In 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

  Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

  Both of these new standards are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

NOTE 3  ACCOUNTS RECEIVABLE

  Trade accounts receivable are stated net of allowance for doubtful accounts. Transactions affecting the allowance for doubtful accounts are shown in the following table (in thousands):


                                December 31,   December 31,   December 31,
                                    1997           1996           1995
                                ------------   ------------   ------------
Balance, beginning of period      $ 1,491        $ 1,140         $  942
Additions, charged to income        2,169          1,499          1,049
Deductions, write-off
 of uncollectible accounts,
  net of recoveries                (1,814)        (1,148)          (851)
                                  -------        -------         ------
Balance, end of period            $ 1,846        $ 1,491         $1,140
                                  =======        =======         ======

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

  Inventories, net of reserves of $528,000 and $546,000 as of December 31, 1997 and 1996, respectively, consist of (in thousands):

                                      December 31,     December 31,
                                          1997             1996
                                      ------------     ------------
          Raw materials                  $4,146           $4,653
          Work in process                 1,058              854
          Finished goods                  3,951            3,579
                                         ------           ------
           Total inventories             $9,155           $9,086
                                         ======           ======

NOTE 5   GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGES

  Goodwill, intangible assets and deferred charges consist of the following (in thousands):


                                      December 31,  December 31,
                                          1997          1996
                                      ------------  ------------
          Goodwill                       $37,072       $37,380
          Less amortization                3,567         2,701
                                         -------       -------
           Goodwill, net                 $33,505       $34,679
                                         =======       =======

          Patents                        $   496       $   529
          Customer lists                     223           223
          Computer software                  711           310
          Other intangibles                  340           301
                                         -------       -------
           Subtotal                      $ 1,770       $ 1,363
          Less amortization                1,067           986
                                         -------       -------
           Intangible assets, net        $   703       $   377
                                         =======       =======

          Prepaid pension costs          $ 8,049       $ 7,690
          Life insurance deposits          3,467         3,297
          Deferred financing costs         1,040         1,632
          Other deferred charges             161           147
                                         -------       -------
           Subtotal                      $12,717       $12,766
          Less amortization                  535           553
                                         -------       -------
           Deferred charges, net         $12,182       $12,213
                                         =======       =======

  Total amortization expense related to the above assets was $1,236,000, $1,842,000 and $2,113,000 for the periods ended December 31, 1997, 1996, and
1995, respectively. As a result of the early extinguishment of debt as discussed in Note 7, the Company wrote off $314,000 and $1,024,000 of unamortized deferred financing costs in 1997 and 1996, respectively.

NOTE 6  ACCRUED LIABILITIES

   Accrued liabilities consist of the following (in thousands):

                                                   December 31,  December 31,
                                                       1997          1996
                                                   ------------  ------------
           Salaries, wages, vacations and
             payroll taxes                           $ 2,588       $ 2,445
           Insurance                                   1,546         1,509
           Other current liabilities                   3,085         4,593
                                                     -------       -------
             Total accrued liabilities               $ 7,219       $ 8,547
                                                     =======       =======

NOTE 7  LONG-TERM DEBT

  Long-term debt, inclusive of capitalized lease obligations which are not material, is as follows (in thousands):

                                                   December 31,  December 31,
                                                       1997          1996
                                                   ------------  ------------
   11.00% Senior Subordinated Notes                  $ 9,749       $18,343
   Term Loan                                          15,732        22,222
   Revolving Credit Loan                               4,500             -
   Other                                               1,383           630
                                                     -------       -------
     Total Debt                                       31,364        41,195
   Less: Current maturities                           10,925         6,647
                                                     -------       -------
     Total Long-Term Debt                            $20,439       $34,548
                                                     =======       =======


  The Senior Subordinated Notes above are stated net of unamortized discounts of $501,000 and $1,157,000 as of December 31, 1997 and 1996, respectively. The carrying amount of the Term Loan approximates its fair value as the term notes bear interest at floating rates. The fair value of the Senior Subordinated Notes at December 31, 1997 was $10,701,000 as determined by market quotations. Other debt consists of a revolving line of credit for the Company's European operations and capitalized lease financing.

Bank Credit Agreement

  On June 27, 1996, the Company and its domestic subsidiaries entered into a credit agreement (the "Bank Credit Agreement") which included a term loan ("Term Loan") with an original principal amount of $25,000,000 and a non-amortizing revolving credit loan ("Revolving Credit Loan") of up to $15,000,000, including up to $1,000,000 of letters of credit. The Company recorded a pre-tax charge of $1,024,000 representing the writeoff of unamortized deferred loan costs from its previous bank financing agreement. This charge, net of tax, is reflected as an extraordinary item in the accompanying Consolidated Statements of Income for the period ended December 31, 1996. The Bank Credit Agreement was amended in March 1997 to increase the Revolving Credit Loan availability to $20,000,000.

  Under the Bank Credit Agreement, the loans may, at the option of the Company, be either Base Rate borrowings, Eurodollar borrowings or a combination thereof. Base Rate borrowings bear interest at the prime rate or the Federal Funds rate plus 1.00%, whichever is higher, and Eurodollar borrowings bear interest at a rate of LIBOR plus 1.50%. In certain events defined in the agreement, the Eurodollar borrowing interest rate may be increased to LIBOR plus 1.75%. The Company pays a fee of .38% per annum on the unused balance of the line of credit. The Company can repay any borrowings at any time without penalty. The weighted average interest rates on all amounts outstanding under the Bank

Credit Agreement as of December 31, 1997 was 7.56%. Substantially all of the assets of the Company, ATTS, and TapeTech act as collateral under the Bank Credit Agreement.

  Subsequent to a scheduled mandatory Term Loan payment of $210,000 in February 1998 due to an asset sale, the Term Loan will have scheduled maturities of $1,294,000 quarterly, maturing with a final payment of $1,288,000 on December 31, 2000. The Revolving Credit Loan also terminates on December 31, 2000. Interest payments are generally due quarterly. The Company is required to prepay portions of the Term Loan in the event of a major asset sale, as defined in the Bank Credit Agreement.

11.00% Senior Subordinated Notes

  The 11.00% Senior Subordinated Notes were issued pursuant to a trust indenture (the "Indenture") between the Company, certain guarantors and a trustee bank and were sold to a group of private investors. Interest on the notes is payable semi-annually and the notes mature on March 15, 2001. The notes may be redeemed, at the Company's option, in full or in part, at a decreasing premium rate of 104.4% declining to 102.2% at March 15, 1998. A change of control of the Company, as defined, would require the Company to offer to redeem all notes at a 101% premium.

  In July 1994, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Senior Subordinated Notes under the Securities Act of 1933. The Notes are guaranteed by all of the Company's domestic subsidiaries. See Note 17 for further information regarding these guarantees.

  In May 1997, the Company exercised its option to redeem and extinguish $9,250,000 of its Senior Subordinated Notes. The Company recorded a pretax charge of $1,251,000 representing the aforementioned redemption premium, the writeoff of capitalized financing costs associated with the original issuance of the notes, the applicable original issue discount, and legal expenses, agent fees, and other costs of the transaction. The charge, net of tax, is reflected as an extraordinary item in the accompanying Consolidated Statement of Income for the period ended December 31, 1997.

Restrictive Loan Covenants

  The Bank Credit Agreement and the Indenture contain certain covenants which, among other things and all as defined in the applicable agreement, require the Company to maintain a minimum net worth, current ratio, interest coverage ratio, and fixed charge coverage ratio, and maximum leverage ratio of indebtedness to net worth. In addition, the Company may not create or incur certain types of additional debt or liens, declare dividends except as defined, or make capital expenditures or other restricted payments, as defined, during the term of the agreements in excess of varying amounts, as defined. The Company was in compliance with its loan covenants as of December 31, 1997.

Scheduled Principal Payments

  Scheduled payments of principal of long-term debt outstanding at December 31, 1997, including capitalized lease obligations, are (in thousands):

                                           December 31, 1997
                               -----------------------------------------
                                        Revolving     Senior
                                Term     Credit    Subordinated
                                Loan      Loan        Notes       Other
                               -------  ---------  ------------  -------
       1998                    $ 5,386   $4,500       $    -      $1,039
       1999                      5,176        -            -         139
       2000                      5,170        -            -         135
       2001                          -        -        9,749          70
                               -------   ------       ------      ------
        Total                  $15,732   $4,500       $9,749      $1,383
                               =======   ======       ======      ======

  The scheduled maturities above include a prepayment in 1998 of $210,000 related to the sale of assets as required in the Bank Credit Agreement. The amounts outstanding under revolving credit agreements are recorded as current maturities in the accompanying Consolidated Balance Sheets.

  The Company made the following interest payments for the periods ended December 31, 1997, December 31, 1996, and December 31, 1995 (in thousands):


                     December 31,  December 31,  December 31,
                         1997          1996          1995
                     ------------  ------------  ------------
Interest payments       $3,551        $4,399        $5,780


NOTE 8  CAPITAL STOCK

  Subsequent to the merger and acquisition on March 15, 1994, the Company has 100 shares of common stock, par value $.01 per share, authorized, issued and outstanding, all of which are owned by Holdings.

NOTE 9  INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities presented in the financial statements and the amounts used for income tax purposes. Deferred tax assets and liabilities were composed of the following (in thousands):


Deferred Income Tax Assets                  December 31,   December 31,
Current Assets                                  1997           1996
--------------                              ------------   ------------
Inventory valuation                              $   601        $   652
Bad debt reserves                                    706            570
Insurance accruals                                   466            464
Rental tool repair                                   203            168
Environmental accrual                                  6            209
Facility realignment                                   -            239
Tax accruals                                          50             76
Other, net                                           561            649
                                                 -------        -------
Total deferred tax asset                         $ 2,593        $ 3,027
                                                 =======        =======

Deferred Income Tax Assets (Liabilities)    December 31,   December 31,
Noncurrent Assets (Liabilities)                 1997           1996
-------------------------------             ------------   ------------

Depreciation & amortization                      $(3,890)       $(3,666)
Pension plans                                     (2,879)        (2,661)
Insurance accruals                                   382            420
Tax accruals                                         212             76
Post-retirement benefits (ex. pensions)            1,548          1,464
Environmental accrual                              1,415          1,339
Other, net                                           257            262
                                                 -------        -------
Total deferred tax (liability), net              $(2,955)       $(2,766)
                                                 =======        =======

  The components of the income tax provision, excluding the amount attributable to the extraordinary item, are as follows (in thousands):

                                    December 31,    December 31,    December 31,
                                        1997            1996            1995
                                    ------------    ------------    ------------
U.S. and state taxes payable           $5,013          $4,700          $1,899
Foreign taxes payable                     776             632             686
                                       ------          ------          ------
  Taxes currently payable              $5,789          $5,332          $2,585
Deferred taxes, net                       623             398             753
                                       ------          ------          ------
  Total provision                      $6,412          $5,730          $3,338
                                       ======          ======          ======

  A reconciliation between the statutory and the effective income tax rates, excluding the amount attributable to the extraordinary item, is as follows:

                                    December 31,    December 31,    December 31,
                                        1997            1996            1995
                                    ------------    ------------    ------------
Statutory income tax rate                34.0%           34.0%           34.0%
Non-deductible amortization               3.5             3.7             4.0
State income taxes, net
  of federal income tax benefit           2.5             3.1             2.2
Other, net                                1.1             2.6              .4
                                         -----           -----           -----
Effective income tax rate                41.1%           43.4%           40.6%
                                         =====           =====           =====

  The Company made the following income tax payments, net of refunds, during the periods ended December 31, 1997, December 31, 1996, and December 31, 1995 (in thousands):

                                    December 31,    December 31,    December 31,
                                        1997            1996            1995
                                    ------------    ------------    ------------
Income taxes paid (refunded)           $3,795          $4,691          $2,561

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

  The components of pension expense (credits) are as follows (in thousands):

                                    December 31,    December 31,    December 31,
                                        1997            1996            1995
                                    ------------    ------------    ------------
Normal cost                           $ 1,127         $   983         $   799

Interest on beginning of period
  projected benefit obligation          1,726           1,679           1,680

Return on fund assets                  (3,095)         (2,944)         (2,581)

Net amortization and deferrals             11               7              (4)

Effect of curtailment                       -               -             (60)
                                      -------         -------         -------

Total credit to pension expense       $  (231)        $  (275)        $  (166)
                                      =======         =======         =======

  In 1995, the Company recorded a gain of $60,000 on the curtailment of an hourly pension plan as a result of the closure of a production facility.

NOTE 10  PENSION PLANS (cont'd.)

  A summary of the benefit obligations and plan assets is shown in the table below (in thousands):

                                           December 31,         December 31,
                                               1997                 1996
                                        ------------------   ------------------

                                           (A)       (B)        (A)       (B)
Actuarial present value
 of benefit obligations:

Vested benefits                         $ 23,071   $ 3,910   $ 19,380   $ 3,644
Nonvested benefits                           917        54        782        22
                                        --------   -------   --------   -------

Accumulated benefit
 obligation                             $ 23,988   $ 3,964   $ 20,162   $ 3,666

Effect of projected
 future compensation
 levels                                    1,227         -      1,382         -
                                        --------   -------   --------   -------

Projected benefit
 obligation                             $ 25,215   $ 3,964   $ 21,544   $ 3,666

Less: Plan assets at
 fair value                              (33,460)   (3,536)   (29,077)   (3,067)
                                        --------   -------   --------   -------

Plan assets (in
 excess)/less than
 projected benefit
 obligation                             $ (8,245)      428   $ (7,533)  $   599

Unrecognized prior service cost                -       (32)         -       (35)
Unrecognized net
 actuarial (loss) gain                       288      (295)       (47)     (524)
Adjustment required to
 recognize minimum
 liability                                     -       327          -       559
                                        --------   -------   --------   -------

Net (asset) liability                   $ (7,957)  $   428   $ (7,580)  $   599
                                        ========   =======   ========   =======

(A)  Plans with Assets in excess of Accumulated Benefits
(B)  Plans with Accumulated Benefits in excess of Assets

     At December 31, 1997, the Company has recorded pension assets of $8,049,000 and liabilities of $520,000 in the Consolidated Balance Sheets. Calculations of 1997, 1996 and 1995 pension expense under the provisions of SFAS No. 87 assumed a settlement rate of 7.00%, 7.25% and 7.25%, respectively, and a long-term rate of return on plan assets of 10.0% for all years.

NOTE 11  POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

  The Company sponsors three defined benefit post-retirement plans. The Company entered into employment agreements with executive employees which provide for death benefits to the executive's estate upon the executive's death. A second plan provides prescription drug benefits to nonsalaried employees at one of its plants, and the other provides life insurance benefits to selected salaried and nonsalaried employees. All plans are noncontributory and unfunded. The following table sets forth the plans' combined status reconciled with the amount shown in the Company's Consolidated Balance Sheets as of December 31, 1997 and 1996 (in thousands):

                                                   December 31,   December 31,
                                                       1997           1996
                                                   -------------  -------------
Accumulated post-retirement benefit obligation:
     Retirees                                           $(3,353)       $(3,231)
     Fully eligible active plan participants               (488)          (421)
     Other active plan participants                        (262)          (233)
                                                        -------        -------
Total post-retirement benefit obligation                $(4,103)       $(3,885)

Plan assets at fair value                                     -              -

Accumulated post-retirement benefit obligation
     in excess of plan assets                           $(4,103)       $(3,885)
                                                        -------        -------
Accrued post-retirement benefit cost                    $(4,103)       $(3,885)
                                                        =======        =======

Net periodic post-retirement benefit cost included the following components:

Service cost - benefits attributed to
     service during the period                          $    85        $  (104)
Interest cost on accumulated post-retirement
     benefit obligation                                     224            265
                                                        -------        -------
Net periodic post-retirement benefit cost               $   309        $   161
                                                        =======        =======

  The Company entered into Salary Continuation Agreements with certain key executive employees which provide a death benefit, contingent upon employment or service as a consultant with the Company until retirement or death. Pursuant to the agreement with each such executive, upon the executive's death, the Company will pay to the respective designated beneficiary, annually for a period of ten years, an amount equal to 40% of the executives current salary or salary at the date of retirement. The total post-retirement benefit obligation of this benefit program included in the table above is $3,544,000 and $3,398,000 at December 31, 1997 and 1996, respectively. The Company has purchased life insurance policies on the lives of the executives, naming the Company as the sole beneficiary. The amount of such coverage is designed to provide to the Company a source of funds to satisfy its obligations under the program.

 The Company, in accordance with a union contract, provides prescription drug benefits at one of its plants. For measurement purposes, a 7 percent annual rate of increase in the per capita cost of covered prescription drug benefits was assumed for 1997 and 1996 and for each year thereafter. The prescription drug cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1997 by approximately $78,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year then ended by approximately $7,900. The discount rate used in determining the accumulated post-retirement benefit obligation was 8.5% in 1997 and 1996.

NOTE 12  LEASES

  Minimum rental commitments of the Company under noncancellable operating leases (primarily real estate) with initial terms of one year or more are as follows (in thousands):

                                           December 31,
                                               1997
                                           ------------
                    1998                      $1,983
                    1999                       1,293
                    2000                         891
                    2001                         644
                    2002                         537
                    Subsequent years           1,185
                                              ------
                    Total                     $6,533
                                              ======

  The Company incurred the following expense for operating leases for the periods ended December 31, 1997, December 31, 1996, and December 31, 1995 (in thousands):

                      December 31,  December 31,  December 31,
                          1997          1996          1995
                      ------------  ------------  ------------
  Lease expense          $2,369        $2,339        $2,298

NOTE 13  BUSINESS SEGMENTS

  The Company currently conducts its operations through three business segments:
Metal Products Segment ("MPS"), Packaging Products Segment ("PPS") and Construction Tool Segment ("CTS").

  MPS manufactures dishwasher baskets and other formed and coated wire products, conveyors, and stackable storage racks. PPS produces industrial packaging equipment and systems, and CTS manufactures, sells or rents a broad line of construction tools and equipment, and drywall tape and taping tool systems for finishing gypsum wallboard.

  One of the Metal Products Segment's dishrack customers accounted for 20%, 19% and 20% of the Company's revenues for 1997, 1996 and 1995, respectively. Dishrack customers, as a group, accounted for 23%, 27% and 32% of the Company's revenues for 1997, 1996 and 1995, respectively. Another customer of the Metal Products Segment who purchases dishdrainers and other products accounted for 10%, 11% and 8% of the Company's revenues for 1997, 1996 and 1995, respectively.

  The Metal Products Segment competes directly with the dishwasher manufacturer's in-house manufacturing capability. Frigidaire, General Electric and Whirlpool, major dishwasher manufacturers, have dishrack manufacturing capability. Because MPS is competing against the self-manufacture of its product by larger companies with more extensive financial resources, MPS competes on quality, flexibility and innovation. As a result of dishrack sourcing decisions made by its customers in 1996, the Company shut down a leased production facility in Canal Winchester, Ohio, and temporarily idled a second plant in Clinton, North Carolina. The Clinton facility resumed operations in 1997 when the Company was awarded a contract for dishracks by a new customer. The Beaver Dam, Kentucky, plant, shut down in 1994 due to a customer's decision to utilize an alternative source of supply, was reopened in 1996 to produce dishrack components, lower volume dishracks, and other formed and coated wire products. During 1997 and 1996, the Company charged $624,000 and $980,000, respectively, of the costs incurred against a facility realignment reserve established in prior periods. The Company has no further reserves for the realignment of its production capacities as of December 31, 1997, and management believes its current manufacturing operations are properly positioned to service current and future customers.

  A summary of segment data for the periods ended December 31, 1997, 1996, and 1995 is as follows (in thousands):

                                      Metal         Packaging     Construction    Corporate
                                      Products       Products        Tool            and
                                      Segment        Segment        Segment      Eliminations    Consolidated
                                      --------      ---------     ------------   ------------    ------------
Period ended December 31, 1997:
  Net revenues                        $40,553        $21,819        $42,428        $     -         $104,800
  Income from operations                7,260          3,153         11,693         (2,752)          19,354
  Identifiable assets                  40,960         16,054         27,969         11,790           96,773
  Depreciation and amortization         2,179            644          1,860            416            5,099
  Capital expenditures                  1,394            265          1,813              3            3,475
                                      =======        =======        =======        =======         ========
Period ended December 31, 1996:
  Net revenues                        $45,669        $21,103        $38,015        $     -         $104,787
  Income from operations                9,081          2,251         10,157         (3,142)          18,347
  Identifiable assets                  41,244         16,024         26,476         15,587           99,331
  Depreciation and amortization         3,581            596          1,789            750            6,716
  Capital expenditures                    255            719          2,807             81            3,862
                                      =======        =======        =======        =======         ========
Period ended December 31, 1995:
  Net revenues                        $48,014        $22,458        $33,854        $     -         $104,326
  Income from operations                8,832          2,191          7,569         (3,276)          15,316
  Identifiable assets                  46,996         16,371         24,071         15,850          103,288
  Depreciation and amortization         3,409            439          1,484          1,048            6,380
  Capital expenditures                  2,055            500          1,297              1            3,853
                                      =======        =======        =======        =======         ========

NOTE 14  GEOGRAPHICAL DATA

  The Company conducts the majority of its business within the United States. The Packaging Products Segment has operations in various other countries, primarily in Europe and Singapore. The Construction Tool Segment also conducts business in Canada. Activity in any single country or area outside of the United States is not material. Export sales outside of the United States to unaffiliated customers are less than 10% of sales.

  A summary of geographical data for the periods ended December 31, 1997, 1996, and 1995 is as follows (in thousands):

                                                                   Corporate
                                                                      and
                                      Domestic       Foreign      Eliminations   Consolidated
                                      --------       -------      ------------   ------------
Period ended December 31, 1997:
  Net revenues                        $92,265        $12,535        $     -        $104,800
  Income from operations               20,387          1,719         (2,752)         19,354
  Identifiable assets                  79,327          5,656         11,790          96,773
  Depreciation and amortization         4,610             73            416           5,099
  Capital expenditures                  3,323            149        $     3        $  3,475
                                      =======        =======        =======        ========

Period ended December 31, 1996:
  Net revenues                        $91,307        $13,480        $     -        $104,787
  Income from operations               19,877          1,612         (3,142)         18,347
  Identifiable assets                  77,775          5,969         15,587          99,331
  Depreciation and amortization         5,896             70            750           6,716
  Capital expenditures                  3,697             84             81           3,862
                                      =======        =======        =======        ========

Period ended December 31, 1995:
  Net revenues                        $89,613        $14,713        $     -        $104,326
  Income from operations               16,458          2,134         (3,276)         15,316
  Identifiable assets                  81,053          6,385         15,850         103,288
  Depreciation and amortization         5,258             74          1,048           6,380
  Capital expenditures                  3,790             62              1           3,853
                                      =======        =======        =======        ========

NOTE 15  CONTINGENCY

  The Company is subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials. Including the item discussed below, compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial condition or operating results.

  In 1991, the New York State Department of Environmental Conservation (the "NYSDEC") sent a notice letter to the Company alleging that it had documented the release and/or threatened release of "hazardous substances" and/or the presence of "hazardous wastes" at a property located in Buffalo, New York, formerly owned by Bliss and Laughlin Steel Company, a predecessor of the Company.

  A feasibility study, prepared in 1994 by environmental consultants engaged by the Company, established a range of estimated remediation costs of $.7 million to $2.9 million, plus or minus 30% of those costs, with the most probable method of remediation being at the high end of the range. The Company established an accrual of $3.9 million for the costs of remediation.

  In 1997, the Company entered into an agreement with the party responsible for an adjoining site who also have been in the process of addressing concerns raised by NYSDEC which will transfer responsibility to remediate the formerly-owned property to the party remediating the adjoining site. The Company paid the $520,000 payable under the agreement and has an exposure of up to an additional $120,000 if pond sediment contamination is higher than estimated by the Company's environmental consultants. In the event the party responsible for the remediation of the adjoining site is unable to consummate an agreement with NYSDEC within one year of its agreement with the Company, the Company has the option of the return of its contribution to the remediation of the sites and pursuing its own remediation plan. Should NYSDEC not approve the joint remediation plan for both sites, the agreement can be nullified and funds returned to the Company. The Company has maintained its accruals pending finalization of the remediation plan of the adjoining site. The Company is pursuing contributions from directors and officers of other users of the previously owned property. No estimate can be given as to possible recovery.

NOTE 16  RELATED PARTY TRANSACTIONS

  The Company is wholly-owned by Holdings. The Company has entered into an agreement with beneficial owners of Holdings shares as described herein. The Company believes that the services provided are on terms at least as favorable to the Company as it could obtain from unaffiliated third parties.

  The Company has entered into a Management Agreement (the "Management Agreement") with Cortec Capital Corporation ("CCC"), a beneficial owner of 59.1% of Holdings, for certain management and financial services. Pursuant to the Management Agreement, CCC will provide the Company with professional and administrative advice in areas relating to the Company's business, including finance, budgeting, risk management, business planning, manufacturing, sales, marketing, staffing levels and acquisitions. CCC will receive a quarterly fee of 1% of the Company's net sales, not to exceed $125,000. The Management Agreement continues until March 31, 2001, and thereafter for successive one year periods unless terminated by either party. Total fees and reimbursed expenses for these services were $500,551, $504,959 and $458,662 in 1997, 1996 and 1995, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Income.

NOTE 17  SUBSIDIARY GUARANTEES

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

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1997
                            (Dollars in thousands)

                                                   Parent
                                                   and its        Guarantor     Non-guarantor                  Consolidated
                                                  Divisions     Subsidiaries    Subsidiaries    Eliminations      Totals
                                                  ----------    ------------    ------------    ------------   ------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                          $   (88)       $   925         $  420        $     53        $ 1,310
 Accounts receivable, net                             5,121          5,018          3,110            (490)        12,759
 Inventories                                          6,175          1,641          1,789            (450)         9,155
 Prepaid income taxes and other current assets          208            144             84               -            436
 Deferred income tax assets                           2,593              -              -               -          2,593
                                                    -------        -------         ------        --------        -------
 Total Current Assets                               $14,009        $ 7,728         $5,403        $   (887)       $26,253
                                                    -------        -------         ------        --------        -------

PLANT AND EQUIPMENT, AT COST:
 Land                                               $   508        $     -         $    -        $      -        $   508
 Buildings and improvements                           6,293             18            309               -          6,620
 Machinery and equipment                             23,703            571            467               -         24,741
 Equipment leased to others                           7,128              -             11               -          7,139
                                                    -------        -------         ------        --------        -------
                                                    $37,632        $   589         $  787        $      -        $39,008
 Less: Accumulated depreciation                      13,994            395            549               -         14,938
                                                    -------        -------         ------        --------        -------
 Net Plant and Equipment                            $23,638        $   194         $  238        $      -        $24,070
                                                    -------        -------         ------        --------        -------

OTHER ASSETS:
 Goodwill, net                                      $30,922        $ 2,571         $   12        $      -        $33,505
 Intangible assets, net                                 678             25              -               -            703
 Deferred charges, net                               11,187            992              3               -         12,182
 Investment in wholly-owned subsidiaries             16,038              -              -         (16,038)             -
 Investment in affiliates                                 -              -              -               -              -
 Other assets                                            60              -              -               -             60
                                                    -------        -------         ------        --------        -------
 Total Other Assets                                 $58,885        $ 3,588         $   15        $(16,038)       $46,450
                                                    -------        -------         ------        --------        -------

TOTAL ASSETS                                        $96,532        $11,510         $5,656        $(16,925)       $96,773
                                                    =======        =======         ======        ========        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt               $10,565        $    36         $  324        $      -        $10,925
 Accounts payable                                     3,124            410            924            (437)         4,021
 Accrued liabilities                                  5,920            950            349               -          7,219
 Accrued income taxes                                   138              -            126               -            264
 Advance account                                      1,726           (937)          (789)              -              -
                                                    -------        -------         ------        --------        -------
 Total Current Liabilities                          $21,473        $   459         $  934        $   (437)       $22,429
                                                    -------        -------         ------        --------        -------

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities            $20,414        $    25         $    -        $      -        $20,439
 Other non-current liabilities                       10,883              -              -               -         10,883
 Deferred income taxes                                2,955              -              -               -          2,955
                                                    -------        -------         ------        --------        -------
 Total Non-Current Liabilities                      $34,252        $    25         $    -        $      -        $34,277
                                                    -------        -------         ------        --------        -------

STOCKHOLDER'S EQUITY (DEFICIT):
 Common stock and
   additional paid-in capital                       $16,723        $ 5,098         $1,770        $ (6,868)       $16,723
 Retained earnings                                   24,266          5,928          3,244          (9,620)        23,818
 Additional minimum pension liability                  (182)             -              -               -           (182)
 Cumulative translation adjustment                        -              -           (292)              -           (292)
                                                    -------        -------         ------        --------        -------
 Total Stockholder's Equity (Deficit)               $40,807        $11,026         $4,722        $(16,488)       $40,067
                                                    -------        -------         ------        --------        -------

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY (DEFICIT)                     $96,532        $11,510         $5,656        $(16,925)       $96,773
                                                    =======        =======         ======        ========        =======

                       CONSOLIDATING STATEMENT OF INCOME
                     FOR THE YEAR ENDED DECEMBER 31, 1997
                            (Dollars in thousands)

                                                    Parent
                                                   and its       Guarantor    Non-guarantor                   Consolidated
                                                  Divisions    Subsidiaries    Subsidiaries   Eliminations       Totals
                                                  ---------    ------------   -------------   ------------    ------------
 Net sales                                         $ 57,366       $14,837        $11,549        $ (6,334)       $ 77,418
 Net rentals                                         15,063        26,379            986         (15,046)         27,382
                                                   --------       -------        -------        --------        --------
Net revenues                                       $ 72,429       $41,216        $12,535        $(21,380)       $104,800

 Cost of sales                                     $ 40,916       $ 8,683        $ 7,300        $ (6,381)       $ 50,518
 Cost of rentals                                      3,156        20,895            621         (15,046)          9,626
 Selling, general and administrative expenses        14,344         8,063          2,895               -          25,302
                                                   --------       -------        -------        --------        --------
Income from operations                             $ 14,013       $ 3,575        $ 1,719        $     47        $ 19,354

 Interest expense                                     3,695             9              6               -           3,710
 Intercompany interest expense (income)                  (7)            7              -               -               -
 Other expense (income), net                         (3,381)          205            391           2,822              37
                                                   --------       -------        -------        --------        --------
Income before income taxes                         $ 13,706       $ 3,354        $ 1,322        $ (2,775)       $ 15,607

 Provision for income taxes                           4,558         1,295            559               -           6,412
                                                   --------       -------        -------        --------        --------

Income before extraordinary item                   $  9,148       $ 2,059        $   763        $ (2,775)       $  9,195
                                                   ========       =======        =======        ========        ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1997
                            (Dollars in thousands)

                                                    Parent
                                                   and its       Guarantor    Non-guarantor                   Consolidated
                                                  Divisions    Subsidiaries    Subsidiaries   Eliminations       Totals
                                                  ---------    ------------   -------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES               $  9,530       $ 1,899        $   301        $      -        $ 11,730

CASH FLOW FROM INVESTING ACTIVITIES:
 Cash used for capital expenditures                  (3,255)          (71)          (149)              -          (3,475)
 Proceeds from sale of investment                     1,459             -              -               -           1,459
 Proceeds from sale of fixed assets                     357             -              -               -             357
                                                   --------       -------        -------        --------        --------
  Net Cash Used In Investing Activities            $ (1,439)      $   (71)       $  (149)       $      -        $ (1,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in Revolving Credit Loan                4,500             -              -               -           4,500
 Proceeds from other long-term debt                     620             -            324               -             944
 Payments of other long-term debt                   (15,907)          (24)             -               -         (15,931)
 Dividends received from (paid by) subsidiaries         638             -           (638)              -               -
 Net increase (decrease) in advance account           1,471        (1,386)           (85)              -               -
 Other equity transactions                              145             -           (108)              -              37
                                                   --------       -------        -------        --------        --------
  Net Cash Used In Financing Activities            $ (8,533)      $(1,410)       $  (507)       $      -        $(10,450)


EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                                  -             -            (27)              -             (27)
                                                   --------       -------        -------        --------        --------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                              $   (442)      $   418        $  (382)       $      -        $   (406)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                      407           507            802               -           1,716
                                                   --------       -------        -------        --------        --------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                       $    (35)      $   925        $   420        $      -        $  1,310
                                                   ========       =======        =======        ========        ========

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1996
                             (Dollars in thousands)


                                                     Parent
                                                    and its     Guarantor    Non-guarantor                  Consolidated
                                                   Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                   ---------   ------------  -------------   ------------   ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                         $   407      $   507         $  802       $      -        $ 1,716
  Accounts receivable, net                            3,681        4,673          2,472           (139)        10,687
  Inventories                                         5,892        1,422          2,268           (496)         9,086
  Prepaid income taxes and other current assets       1,513          127             55              -          1,695
  Deferred income tax assets                          3,027            -              -              -          3,027
                                                    -------      -------         ------       --------        -------
   Total Current Assets                             $14,520      $ 6,729         $5,597       $   (635)       $26,211
                                                    -------      -------         ------       --------        -------

PLANT AND EQUIPMENT, AT COST:
  Land                                              $   521      $     -         $    -       $      -        $   521
  Buildings and improvements                          6,200           18            291              -          6,509
  Machinery and equipment                            22,419          500            230              -         23,149
  Equipment leased to others                          6,026            -             14              -          6,040
                                                    -------      -------         ------       --------        -------
                                                    $35,166      $   518        $   535      $       -        $36,219
  Less: Accumulated depreciation                     10,860          305            181              -         11,346
                                                    -------      -------         ------       --------        -------
   Net Plant and Equipment                          $24,306      $   213         $  354   $       -           $24,873
                                                    -------      -------         ------   ------------        -------

OTHER ASSETS:
  Goodwill, net                                     $32,037      $ 2,642         $    -       $      -        $34,679
  Intangible assets, net                                330           47              -              -            377
  Deferred charges, net                              11,271          924             18              -         12,213
  Investment in wholly-owned subsidiaries            13,829            -              -        (13,829)             -
  Investment in affiliates                              900            -              -              -            900
  Other assets                                           78            -              -              -             78
                                                    -------      -------         ------       --------        -------
   Total Other Assets                               $58,445      $ 3,613         $   18       $(13,829)       $48,247
                                                    -------      -------         ------       --------        -------

TOTAL ASSETS                                        $97,271      $10,555         $5,969       $(14,464)       $99,331
                                                    =======      =======         ======       ========        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt              $ 6,606      $    41         $    -       $      -        $ 6,647
  Accounts payable                                    2,610          466            718           (139)         3,655
  Accrued liabilities                                 7,250          588            709              -          8,547
  Accrued income taxes                                  (30)           -             30              -              -
  Advance account                                       255          449           (704)             -              -
                                                    -------      -------         ------       --------        -------
   Total Current Liabilities                        $16,691      $ 1,544         $  753       $   (139)       $18,849
                                                    -------      -------         ------       --------        -------

NON-CURRENT LIABILITIES:
  Long-term debt, less current maturities           $34,504      $    44         $    -       $      -        $34,548
  Other non-current liabilities                      11,050            -              -              -         11,050
  Deferred income taxes                               2,766            -              -              -          2,766
                                                    -------      -------         ------       --------        -------
   Total Non-Current Liabilities                    $48,320      $    44         $    -   $       -           $48,364
                                                    -------      -------         ------   ------------        -------

STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock and
   additional paid-in capital                       $16,723      $ 5,098         $2,000       $ (7,098)       $16,723
  Retained earnings                                  15,861        3,869          2,892         (7,227)        15,395
  Additional minimum pension liability                 (324)           -              -              -           (324)
  Cumulative translation adjustment                       -            -            324              -            324
                                                    -------      -------         ------       --------        -------
   Total Stockholder's Equity (Deficit)             $32,260      $ 8,967         $5,216       $(14,325)       $32,118
                                                    -------      -------         ------       --------        -------

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY (DEFICIT)                     $97,271      $10,555         $5,969       $(14,464)       $99,331
                                                    =======      =======         ======       ========        =======

                       CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (Dollars in thousands)



                                                  Parent
                                                  and its     Guarantor    Non-guarantor                 Consolidated
                                                 Divisions   Subsidiaries  Subsidiaries   Eliminations      Totals
                                                 ----------  ------------  -------------  -------------  ------------
 Net sales                                         $61,031        $12,995        $12,523      $ (6,778)      $ 79,771
 Net rentals                                        13,768         24,037            957       (13,746)        25,016
                                                   -------        -------        -------      --------       --------
Net revenues                                       $74,799        $37,032        $13,480      $(20,524)      $104,787

 Cost of sales                                     $43,560        $ 7,860        $ 7,729      $ (6,715)      $ 52,434
 Cost of rentals                                     2,589         19,404            613       (13,746)         8,860
 Selling, general and administrative expenses       14,602          7,018          3,526             -         25,146
                                                   -------        -------        -------      --------       --------
Income from operations                             $14,048        $ 2,750        $ 1,612      $    (63)      $ 18,347
 Interest expense                                    5,100              9             14             -          5,123
 Intercompany interest expense (income)                (80)            80              -             -              -
 Other expense (income), net                        (2,598)            41            224         2,351             18
                                                   -------        -------        -------      --------       --------
Income before income taxes                         $11,626        $ 2,620        $ 1,374      $ (2,414)      $ 13,206
 Provision for income taxes                          3,955          1,210            565             -          5,730
                                                   -------        -------        -------      --------       --------
Income before extraordinary item                   $ 7,671        $ 1,410        $   809      $ (2,414)      $  7,476
                                                   =======        =======        =======      ========       ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (Dollars in thousands)

                                                     Parent
                                                     and its      Guarantor    Non-guarantor                  Consolidated
                                                    Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                    ----------  -------------  -------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES                 $ 14,036         $1,034          $ 342   $           -      $ 15,412

CASH FLOW FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                   (3,675)          (103)           (84)              -        (3,862)
  Proceeds from sale of fixed assets                       55              -              -               -            55
                                                     --------         ------          -----   -------------      --------
   Net Cash Used In Investing Activities             $ (3,620)        $ (103)         $ (84)  $           -      $ (3,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in Revolving Credit Loan                     -              -              -               -             -
  Proceeds from other long-term debt                   25,375             36              -               -        25,411
  Payments of other long-term debt                    (34,532)           (34)             -               -       (34,566)
  Dividends received from (paid by) subsidiaries          191              -           (191)              -             -
  Payments of deferred financing costs                   (426)             -              -               -          (426)
  Net increase (decrease) in advance account              673           (680)             7               -             -
  Other equity transactions                              (300)             -             (1)              -          (301)
                                                     --------         ------          -----   -------------      --------
   Net Cash Used In Financing Activities             $ (9,019)        $ (678)         $(185)  $           -      $ (9,882)
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                                   -              -            (52)              -           (52)
                                                     --------         ------          -----   -------------      --------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                                $  1,397         $  253          $  21   $           -      $  1,671
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                       (990)           254            781               -            45
                                                     --------         ------          -----   -------------      --------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                        $    407         $  507          $ 802   $           -      $  1,716
                                                     ========         ======          =====   =============      ========

                       CONSOLIDATING STATEMENT OF INCOME
                     FOR THE YEAR ENDED DECEMBER 31, 1995
                            (Dollars in thousands)



                                                      Parent
                                                      and its      Guarantor       Non-guarantor                      Consolidated
                                                     Divisions    Subsidiaries     Subsidiaries      Eliminations        Totals
                                                     ---------    ------------     -------------     ------------     ------------

  Net sales                                           $62,211       $11,840           $13,736          $ (5,873)         $ 81,914
  Net rentals                                          12,179        21,394               977           (12,138)           22,412
                                                      -------       -------           -------          --------          --------
Net revenues                                          $74,390       $33,234           $14,713          $(18,011)         $104,326

  Cost of sales                                       $45,780       $ 6,985           $ 8,395          $ (5,989)         $ 55,171
  Cost of rentals                                       3,488        17,843               465           (12,138)            9,658
  Selling, general and administrative expenses         14,410         6,052             3,719                --            24,181
                                                      -------       -------           -------          --------          --------
Income from operations                                $10,712       $ 2,354           $ 2,134          $    116          $ 15,316

  Interest expense                                      6,556             9                31                --             6,596
  Intercompany interest expense (income)                 (145)          145                --                --                --
  Other expense (income), net                          (2,149)          182               394             2,066               493
                                                      -------       -------           -------          --------          --------
Income before income taxes                            $ 6,450       $ 2,018           $ 1,709          $ (1,950)         $  8,227

  Provision for income taxes                            1,677           975               686                --             3,338
                                                      -------       -------           -------          --------          --------

Net income                                            $ 4,773       $ 1,043           $ 1,023          $ (1,950)         $  4,889
                                                      =======       =======           =======          ========          ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1995
                            (Dollars in thousands)



                                                      Parent
                                                      and its      Guarantor       Non-guarantor                      Consolidated
                                                     Divisions    Subsidiaries     Subsidiaries      Eliminations        Totals
                                                     ---------    ------------     -------------     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES                  $ 7,741       $   546           $ 1,664          $     --          $  9,951

CASH FLOW FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                   (3,560)         (234)              (59)               --            (3,853)
  Proceeds from sale of fixed assets                      243            38                --                --               281
                                                      -------       -------           -------          --------          --------
  Net Cash Used In Investing Activities               $(3,317)      $  (196)          $   (59)         $     --          $ (3,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in Revolving Credit Loan                    --            --                --                --                --
  Proceeds from other long-term debt                      213            83                --                --               296
  Payments of other long-term debt                     (7,374)           --                --                --            (7,374)
  Dividends received from (paid by) subsidiaries        4,195        (3,171)           (1,024)               --                --
  Net increase (decrease) in advance account           (2,316)        2,488              (172)               --                --
  Other equity transactions                              (201)           23                12                --              (166)
                                                      -------       -------           -------          --------          --------
  Net Cash Used In Financing Activities               $(5,483)      $  (577)          $(1,184)         $     --          $ (7,244)

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                                  --            --                38                --                38
                                                      -------       -------           -------          --------          --------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                $(1,059)      $  (227)          $   459          $     --          $   (827)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                        69           481               322                --               872
                                                      -------       -------           -------          --------          --------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                         $  (990)      $   254           $   781          $     --          $     45
                                                      =======       =======           =======          ========          ========

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------



To the Stockholders and Board of
Directors of AXIA Incorporated:

We have audited the accompanying consolidated balance sheets of AXIA INCORPORATED (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AXIA INCORPORATED AND SUBSIDIARIES as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                           ARTHUR ANDERSEN LLP


Chicago, Illinois
February 25, 1998

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information is set forth under the heading "Directors and Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

  The following table provides certain summary information with respect to compensation paid to or accrued by the Company on behalf of the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company for the year ended December 31, 1997:

                          Summary Compensation Table

                                                   Annual Compensation
                                          -------------------------------------
                                                                 Other Annual
Name and Position Held (1)                Salary    Bonus (2)  Compensation  (3)
--------------------------                --------  --------   ----------------

Dennis W. Sheehan                   1997  $336,000  $200,000        $19,837
President/CEO                       1996  $336,000  $200,000        $19,626
                                    1995  $336,000  $100,000        $20,143

Lyle J. Feye                        1997  $140,500  $ 45,000        $10,210
Vice President Finance              1996  $134,208  $ 45,000        $10,183
 & Treasurer                        1995  $127,709  $ 28,000        $10,150

Robert G. Zdravecky                 1997  $171,500  $ 62,640        $11,766
President & General Manager,        1996  $163,333  $ 67,500        $11,664
 Ames division, ATTS                1995  $154,165  $ 22,100        $10,767
 & TapeTech

David H. Chesney                    1997  $166,900  $ 25,000        $ 9,317
President & General Manager,        1996  $158,875  $114,000        $ 9,202
 Nestaway division                  1995  $152,502  $ 67,900        $ 8,731

Ian G. Wilkins                      1997  $163,083  $ 48,000        $ 8,611
President & General Manager,        1996  $155,250  $ 52,000        $ 9,339
 Fischbein & Flexible Material      1995  $145,835  $ 22,100        $ 9,145
 Handling divisions

---------------------------

(1) Since 1994, these individuals did not receive any restricted stock awards or options.
(2)  The Company provides a bonus plan with bonus payments to be made in cash.
(3)  Includes payments for life insurance and automobile allowance.


  There are no independent directors of the Company and therefore no directors receive remuneration for their services in that capacity.

Retirement Plan

  Substantially all salaried and non-bargaining hourly employees participate in the AXIA Incorporated Salaried Employees' Retirement Plan. Under the terms of the Plan, each eligible employee receives a retirement benefit based on the number of years of credited service with the Company and average total earnings for the five consecutive years of highest earnings during the fifteen years preceding termination of employment.

  As of December 31, 1997, the number of years of credited service for the indicated persons are: Mr. Sheehan, 19.08 years; Mr. Feye, 8.33 years; Mr. Zdravecky, 9.08 years, Mr. Chesney, 5.83 years and Mr. Wilkins, 2.58 years.

  The amounts shown in the following table are estimated annual retirement benefits (payable as a straight life annuity) for the respective compensation levels and years of service, after deduction of an offset of anticipated Social Security benefits as provided under the terms of the Plan:

Pension Table

                                     Years of Service
                       ---------------------------------------------
       Remuneration      10       15       20        25        30
       ------------    -------  -------  -------  --------  --------

       $125,000        $22,568  $33,852  $45,136  $ 56,420  $ 67,704

       $150,000         27,568   41,352   55,136    68,920    82,704

       $175,000         32,568   48,852   65,136    81,420    97,704

       $200,000         37,568   56,352   75,136    93,920   112,704

       $225,000         42,568   63,852   85,136   106,420   127,704

Medical Insurance

   Certain Company officers participate in a medical insurance plan covering up to $100,000 per participant in annual medical expenses. The aggregate benefit amount paid for such participants totaled $6,287 for 1997.

Salary Continuation (Death Benefit)

   In order to attract and encourage key executives to remain with the Company, the Company instituted a salary continuation (death benefit) program which provides certain key executives with a death benefit, contingent upon employment or service as a consultant with the Company until retirement or death. Upon the executive's death, the Company will pay to his designated beneficiary, annually for a period of ten years, an amount equal to 40 percent of the executive's current annual salary or salary at date of retirement. The Company may terminate the death benefit program and the agreement with any executive at any time prior to the executive's death, disability or retirement, except that, during the three year period following certain events involving a "change of control" of the Company, only a portion of those benefits may be terminated.
The Company has purchased life insurance policies on the lives of the executives, naming the Company as the sole beneficiary. The amount of such coverage is designed to provide to the Company a source of funds to satisfy its obligations under the program. Annual premiums paid in 1997 with respect to Mr. Sheehan, was approximately $53,839; however, if current assumptions as to mortality experience, policy dividends and other factors are realized, the Company will recover, through tax deductions over the life of the program, all of its payments to the insurance company and the executives. Mr. Sheehan is the only active executive covered by this program.

Termination of Employment and Change in Control Agreements

  The Company has an employment agreement with Mr. Sheehan. Mr. Sheehan's agreement is for a five-year term commencing June 15, 1993. The agreement provides for an annual base salary that is subject to annual upward adjustment at the discretion of the Company. Such salary for 1997 is reflected in the Summary Compensation Table. Unless the employee is terminated for cause, or the employee voluntarily terminates his employment, upon termination of employment, the Company is obligated to make severance payments. For Mr. Sheehan, such severance payments shall be equal to his base salary for the duration of the agreement, or twelve months, whichever is longer.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The Guarantors are wholly-owned by the Company and the Company is wholly-owned by Holdings. The following sets forth the beneficial ownership of the common stock of Holdings as of December 31, 1997, by (a) each person who is known by Holdings to beneficially own more than 5% of such common stock, (b) each of the Company's and the Guarantors' directors and executive officers, and (c) all directors and executive officers of the Company and the Guarantors as a group.


Title of Class                                           Number of Shares     Percent of
of Common Stock    Beneficial Owner                      Beneficially Owned  Total Shares (1)
---------------    -----------------------------------   ------------------  ----------------
       A           Cortec Group Fund, L.P.  (2)                354,483             59.1%
                   200 Park Avenue
                   New York, New York 10028

       A           Donaldson, Lufkin and Jenrette  (3)          77,987             13.0%
                   Securities Corporation
                   140 Broadway
                   New York, New York 10005

       A           Dennis W. Sheehan  (4)                       50,859              8.5%
                   c/o AXIA Incorporated
                   100 West 22nd Street, Suite 134
                   Lombard, Illinois 60148

       A           Lyle J. Feye  (6)                             2,659               .4%
                   c/o AXIA Incorporated
                   100 West 22nd Street, Suite 134
                   Lombard, Illinois 60148

       A           Robert G. Zdravecky  (7)                      1,912               .3%
                   c/o AXIA Incorporated
                   100 West 22nd Street, Suite 134
                   Lombard, Illinois 60148

       A           T. Richard Fishbein  (5)                     13,293              2.2%
                   c/o Cortec Group Inc.
                   200 Park Avenue
                   New York, New York 10028

                   All officers and directors                   68,723             11.5%
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

  Finally, the stockholders agreements entered into with certain stockholders (other than the employees and the stockholders whose Holdings Common Stock is beneficially owned by Cortec) grants certain registration rights under the Securities Act. Certain stockholders are granted the right to demand registration of the sale of their Holdings Common Stock after the earlier of (i) March 15, 1999 and (ii) 270 days after the completion of an initial public offering of the Holdings Common Stock subject to a specified minimum percentage of the outstanding Holdings Common Stock being included in such demand registration. Each stockholder may participate ("piggy-back") in registrations initiated by Holdings or other stockholders, subject to potential volume limitations.

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

Transaction Fees

  In connection with the Transaction, the Company and Holdings paid Cortec Capital Corp. ("CCC") a transaction fee of $784,525 and reimbursed it for out-of-pocket expenses of $235,282 incurred in connection with the Transaction. Services performed by CCC included negotiations of the terms of the Agreement and Plan of Merger, dated as of January 31, 1994, between Acquisition and the Company, arranging for and negotiating the terms of the Senior Debt financing and performing all of the due diligence associated with the merger, including environmental and tax due diligence. Donaldson, Lufkin & Jenrette Securities Corporation, a beneficial owner of 13.0% of Holdings, and Bank Indosuez, a beneficial owner of 8.9% of Holdings, also received transaction fees of $840,000 and $1,590,000, respectively, and reimbursement of expenses of $40,000 and $9,011, respectively.

Management Agreement

  The Company has entered into a Management Agreement (the "Management Agreement") with CCC for certain management and financial services. Pursuant to the Management Agreement, CCC will provide the Company with professional and administrative advice in areas relating to the Company's business, including finance, budgeting, risk management, business planning, manufacturing, sales, marketing, staffing levels and acquisitions. CCC is the general partner of Cortec, which is the beneficial owner of 59.1% of Holdings. CCC will receive a quarterly fee of 1% of the Company's net sales, not to exceed $125,000. The Management Agreement continues until March 31, 2001, and thereafter for successive one year periods unless terminated by either party. Subsequent to the Transaction, the Company paid or accrued $458,662, $504,959 and $500,551 for 1995, 1996 and 1997, respectively, for fees and reimbursed expenses under the Management Agreement.

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

10.8     Form of Employment and Non-competition Agreement./(2)/

10.10    Exec-U-Care Medical Reimbursement Insurance./(2)/

10.11    Key Employee Posthumous Salary Continuation Plan./(2)/

10.12    AXIA Incorporated Management Incentive Compensation Plan./(2)/

10.15 Purchasing Partnering Agreement between Maytag-Jackson Dishwash Products and Nestaway, Division of AXIA Incorporated, dated November 15, 1995./(4)/

10.15.1 First Amendment to the Purchasing Partnering Agreement dated September 11, 1997.

10.16 Loan Agreement dated as of June 27, 1996, among AXIA Incorporated, Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc., as Borrowers, and the Lenders named herein as Lenders, and American National Bank & Trust Co. of Chicago, as Agent and Lender./(5)/

10.17 First Amendment to Loan Agreement dated as of March 10, 1997 among AXIA Incorporated, Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc., and the Lenders named in the Loan Agreement./(6)/

10.18 Second Amendment to Loan Agreement dated September 11, 1997, among AXIA Incorporated, Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc., and the Lenders named in the Loan Agreement./(7)/

21.1     Subsidiaries of the Registrant./(1)/

23.1 Consent of Kaye, Scholer, Fierman, Hays & Handler (included in Exhibit 5.1)./(3)/

23.3     Consent of Arthur Andersen LLP.

27       Financial Data Schedule.

99.1     Form of Letter of Transmittal./(2)/

99.2     Form of Notice of Guaranteed Delivery./(2)/

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the three months ended December 31, 1997.

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

/(6)/ Previously filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 1997 filed with the Securities and Exchange Commission on August 11, 1997.

/(7)/ Previously filed as an exhibit to the Company's Form 10-Q for the period ended September 30, 1997 filed with the Securities and Exchange Commission on November 10, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AXIA INCORPORATED



                           By /s/
                              --------------------------------------------------
                              Lyle J. Feye
                              Vice President, Treasurer, Chief Financial Officer


Date: March 16, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



    Signature                              Title                       Date
    ---------                              -----                       ----



/s/                             Chairman, President and Chief     March 16, 1998
-------------------             Executive Officer and Director
Dennis W. Sheehan



/s/                             Vice President Finance,           March 16, 1998
-------------------             Principal Financial Officer,
Lyle J. Feye                                and
                                Principal Accounting Officer


/s/                                       Director                March 16, 1998
-------------------
T. Richard Fishbein