Form 10-Q
period 1998-03-31
AXIA INC
filed 1998-05-13
CIK 12635

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended March 31, 1998           Commission File No. 33-78922
                                                                    --------


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

                                     PART I
Item 1.  Financial Statements

                      AXIA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                 (Dollars in thousands, except share amounts)

                                                  March 31,   December 31,
                                                     1998         1997
                                                  ----------  -------------
ASSETS                                           (Unaudited)
------
CURRENT ASSETS:
 Cash and cash equivalents                          $   541        $ 1,310
 Accounts receivable, net                            13,930         12,759
 Inventories, net                                     9,474          9,155
 Prepaid income taxes and other current assets          604            436
 Deferred income tax benefits                         2,638          2,593
                                                    -------        -------
   Total Current Assets                             $27,187        $26,253
                                                    -------        -------

PLANT AND EQUIPMENT, AT COST:
 Land                                               $   508        $   508
 Buildings and improvements                           6,622          6,620
 Machinery and equipment                             25,672         24,741
 Equipment leased to others                           7,360          7,139
                                                    -------        -------
                                                    $40,162        $39,008
 Less: Accumulated depreciation                      15,793         14,938
                                                    -------        -------
   Net Plant and Equipment                          $24,369        $24,070
                                                    -------        -------

OTHER ASSETS:
 Goodwill, net                                      $33,280        $33,505
 Intangible assets, net                                 824            703
 Deferred charges, net                               12,321         12,182
 Other assets                                            42             60
                                                    -------        -------
   Total Other Assets                               $46,467        $46,450
                                                    -------        -------

TOTAL ASSETS                                        $98,023        $96,773
                                                    =======        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt               $ 9,832        $10,925
 Accounts payable                                     4,190          4,021
 Accrued liabilities                                  6,321          7,219
 Accrued income taxes                                 1,575            264
                                                    -------        -------
   Total Current Liabilities                        $21,918        $22,429
                                                    -------        -------

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities            $19,172        $20,439
 Other non-current liabilities                       10,916         10,883
 Deferred income taxes                                3,072          2,955
                                                    -------        -------
   Total Non-Current Liabilities                    $33,160        $34,277
                                                    -------        -------

STOCKHOLDER'S EQUITY:
 Common stock ($.01 par value; 100 shares
  authorized, issued and outstanding)               $     -        $     -
 Additional paid-in capital                          16,723         16,723
 Retained earnings                                   26,744         23,818
 Accumulated other comprehensive income                (522)          (474)
                                                    -------        -------
   Total Stockholder's Equity                       $42,945        $40,067
                                                    -------        -------

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                               $98,023        $96,773
                                                    =======        =======


     The accompanying Notes to the Unaudited Interim Consolidated Financial
           Statements are an integral part of these balance sheets.

                       AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                             (Dollars in thousands)



                                                            January 1, 1998        January 1, 1997
                                                                   to                     to
                                                             March 31, 1998         March 31, 1997
                                                             --------------         --------------
                                                              (Unaudited)            (Unaudited)


  Net sales                                                     $21,096               $18,644
  Net rentals                                                     7,049                 6,483
                                                                -------               -------

Net revenues                                                    $28,145               $25,127

  Cost of sales                                                  13,264                11,794
  Cost of rentals                                                 2,523                 2,336
  Selling, general and administrative expenses                    6,553                 6,357
                                                                -------               -------

Income from operations                                          $ 5,805               $ 4,640

  Interest expense                                                  733                 1,060
  Interest income                                                    (7)                  (12)
  Other expense (income), net                                        69                  (467)
                                                                -------               -------

Income before income taxes                                      $ 5,010               $ 4,059

  Provision for income taxes                                      2,084                 1,749
                                                                -------               -------
Net income                                                      $ 2,926               $ 2,310
                                                                =======               =======

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                            (Dollars in thousands)

                                                                                        Other Comprehensive Income
                                                                                 ----------------------------------------
                                                Common     Additional            Minimum     Cumulative    Accumulated      Compre-
                                                Stock      Paid-in     Retained  Pension     Translation   Other Compre-    hensive
                                                Par Value  Capital     Earnings  Liability   Adjustments   hensive Income   Income
                                                ---------  ----------  --------  ----------  -----------   --------------   -------
BALANCE, DECEMBER 31, 1996                      $       -  $   16,723  $ 15,395  $     (324) $       324   $            -   $     -
    Net income                                          -           -     2,310           -            -                -     2,310
    Cumulative translation adjustment                   -           -         -           -         (294)            (294)     (294)
                                                ---------  ----------  --------  ----------  -----------   --------------   -------
BALANCE, MARCH 31, 1997 (unaudited)             $       -  $   16,723  $ 17,705  $     (324) $        30   $         (294)  $ 2,016
                                                =========  ==========  ========  ==========  ===========   ==============   =======

BALANCE, DECEMBER 31, 1997                      $       -  $   16,723  $ 23,818  $     (182) $      (292)  $         (474)  $     -
    Net income                                          -           -     2,926           -            -                -     2,926
    Cumulative translation adjustment                   -           -         -           -          (48)             (48)      (48)
                                                ---------  ----------  --------  ----------  -----------   --------------   -------
BALANCE, MARCH 31, 1998 (unaudited)             $       -  $   16,723  $ 26,744  $     (182) $      (340)  $         (522)  $ 2,878
                                                =========  ==========  ========  ==========  ===========   ==============   =======

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                            (Dollars in thousands)

                                                                January 1, 1998          January 1, 1997
                                                                      to                       to
                                                                March 31, 1998           March 31, 1997
                                                                ---------------          ---------------
                                                                (Unaudited)                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 2,926                  $ 2,310
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                     1,254                    1,249
    Deferred income tax provision (benefit)                              72                      (64)
    Loss (gain) on disposal of fixed assets                              19                       35
    Gain on sale of investment                                            -                     (500)
    Provision for losses on accounts receivable                         500                      567
    Provision for obsolescence of inventories                          (104)                     (21)
    Credit to pension expense                                           (95)                       -
    Changes in assets and liabilities:
      Accounts receivable                                            (1,725)                  (1,805)
      Inventories                                                      (244)                    (170)
      Accounts payable                                                  179                       96
      Accrued liabilities                                              (880)                  (1,369)
      Other current assets                                             (170)                    (233)
      Income taxes payable                                            1,311                    1,255
      Other non-current assets                                         (223)                     (83)
      Other non-current liabilities                                      33                       97
                                                                    -------                  -------
  Net Cash Provided by Operating Activities                         $ 2,853                  $ 1,364

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for capital expenditures                              $(1,237)                 $  (863)
    Proceeds from sale of fixed assets                                    -                        6
    Proceeds from sale of investment                                      -                    1,400
                                                                    -------                  -------
  Net Cash Provided by (Used in) Investing Activities               $(1,237)                 $   543

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in Revolving Credit Loan                $  (700)                 $     -
    Payments of other long-term debt                                 (1,696)                  (2,568)
    Other equity transactions                                            27                      (16)
                                                                    -------                  -------
  Net Cash (Used in) Financing Activities                           $(2,369)                 $(2,584)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             $   (16)                 $   (44)
                                                                    -------                  -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                $  (769)                 $  (721)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,310                    1,716
                                                                    -------                  -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   541                  $   995
                                                                    =======                  =======

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                  NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
                             FINANCIAL STATEMENTS
                                MARCH 31, 1998


NOTE 1 FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, results of operations for the three month periods ended March 31, 1998 and March 31, 1997, and cash flows for the three month periods ended March 31, 1998 and March 31, 1997. The 1998 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1998.

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income, minimum pension liability and foreign currency translation adjustments, in the Consolidated Statements of Stockholder's Equity. The prior period has been restated to conform with SFAS 130 requirements.

NOTE 2 INVENTORIES

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The cost elements included in inventories are material, labor and factory overhead.

     Inventories consist of the following (in thousands):

                                March 31, 1998       December 31, 1997
                                --------------       -----------------
          Raw materials             $4,256                 $4,146
          Work in process            1,125                  1,058
          Finished goods             4,093                  3,951
                                    ------                 ------
          Total inventories         $9,474                 $9,155
                                    ======                 ======

NOTE 3 LONG-TERM DEBT

     Long-term debt, inclusive of capital lease obligations which are not material, consists of the following (in thousands):

                                          March 31, 1998       December 31, 1997
                                          --------------       -----------------
     11.00% Senior Subordinated Notes        $ 9,785               $  9,749
     Term Loan                                14,228                 15,732
     Revolving Credit Loan                     3,800                  4,500
     Other                                     1,191                  1,383
                                             -------               --------
       Total Debt                            $29,004               $ 31,364
     Less Current Maturities                  (9,832)               (10,925)
                                             -------               --------
       Total Long-Term Debt                  $19,172               $ 20,439
                                             =======               ========

     The Senior Subordinated Notes above are stated net of unamortized discounts of $465,000 and $501,000

  Current maturities of long-term debt as of March 31, 1998 consisted of the following (in thousands):

                                   Scheduled Payment
                                          Date                    Amount
                                   ------------------             -------

     Term Loan                          June 30, 1998              $1,294
     Term Loan                     September 30, 1998               1,294
     Term Loan                      December 31, 1998               1,294
     Term Loan                         March 31, 1999               1,294
     Revolving Credit Loan                                          3,800
     Other                                    Various                 856
                                                                   ------

       Total Current Maturities                                    $9,832
                                                                   ======

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

     Under the Bank Credit Agreement, the loans may, at the option of the Company, be either Base Rate borrowings, Eurodollar borrowings or a combination thereof. Base Rate borrowings bear interest at the prime rate or the Federal Funds rate plus 1.00%, whichever is higher, and Eurodollar borrowings bear interest at a rate of LIBOR plus 1.50%. Upon certain events defined in the agreement, the Eurodollar borrowing interest rate may be increased to LIBOR plus 1.75%. The Company pays a fee of .38% per annum on the unused balance of the line of credit. The Company can repay any borrowings at any time without penalty. The weighted average interest rates on all amounts outstanding under the Bank Credit Agreement as of March 31, 1998 was 7.28%. Substantially all of the assets of the Company and its domestic subsidiaries, Ames Taping Tool Systems, Inc. and TapeTech Tool Co., Inc., act as collateral under the Bank Credit Agreement.

     The Term Loan has scheduled maturities, subject to adjustment for any prepayments, of $1,294,000 quarterly, maturing with a final payment of $1,288,000 on December 31, 2000. The Revolving Credit Loan also terminates on December 31, 2000. The amount outstanding on the Revolving Credit Loan is classified within current maturities in the accompanying Consolidated Balance Sheets. Interest payments are generally due quarterly. The Company is required to prepay portions of the Term Loan in the event of a major asset sale as defined in the Bank Credit Agreement.

11.00% Senior Subordinated Notes

     The 11.00% Senior Subordinated Notes were issued pursuant to a trust indenture (the "Indenture") between the Company, certain guarantors and a trustee bank and were sold to a group of private investors. Interest on the notes is payable semi-annually and the notes mature on March 15, 2001. The notes may be redeemed, at the Company's option, in full or in part, at a decreasing premium rate of 102.2% at March 15, 1998. A change of control of the Company, as defined, would require the Company to offer to redeem all notes at a 101% premium.

     In July 1994, the Company filed a Registration Statement with the Securities and Exchange Commission to register the Senior Subordinated Notes under the Securities Act of 1933. The Notes are guaranteed by all of the Company's domestic subsidiaries. See Note 5 for further information regarding these guarantees.

     The Company has notified the trustee of its intention to redeem and extinguish $5,250,000 in principal of the Senior Subordinated Notes on May 15, 1998. Upon completion of this transaction, $5,000,000 in principal amount will remain outstanding. The Company will utilize its Revolving Credit Loan to facilitate the repurchase of the notes.

Restrictive Loan Covenants

     The Bank Credit Agreement and the Indenture contain certain covenants which, among other things and all as defined in the applicable agreement, require the Company to maintain a minimum net worth, current ratio, interest coverage ratio, and fixed charge coverage ratio, and maximum leverage ratio of indebtedness to net worth. In addition, the Company may not create or incur certain types of additional debt or liens, declare dividends except as defined, or make capital expenditures or other restricted payments, as defined, during the term of the agreements in excess of varying amounts, as defined. The Company was in compliance with its loan covenants as of March 31, 1998.


NOTE 4  STOCKHOLDER'S EQUITY

     The Company has 100 shares of common stock, par value $.01 per share, authorized, issued and outstanding, all of which are owned by Holdings.


NOTE 5  SUBSIDIARY GUARANTEES

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

     With the intent that the Subsidiary Guarantees not constitute fraudulent transfers or conveyances under applicable state or federal law, the obligation of each Guarantor under its Subsidiary Guarantee is also limited to the maximum amount as will, after giving effect to such maximum amount and all other liabilities (contingent or otherwise) of such Guarantor that are relevant under such laws, and after giving effect to any rights to contribution of such Guarantor pursuant to any agreement providing for an equitable contribution amount such Guarantor and other affiliates of the Company of payments made by guarantees by such parties, result in the obligations of such Guarantor in respect of such maximum amount not constituting a fraudulent conveyance.

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

                          CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                  Parent
                                                  and its     Guarantor      Non-guarantor                  Consolidated
                                                  Divisions   Subsidiaries   Subsidiaries    Eliminations      Totals
                                                  ---------   ------------   ------------   -------------   ------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                         $  (374)     $   667         $  248        $      -         $   541
 Accounts receivable, net                            6,306        5,197          3,232            (805)         13,930
 Inventories, net                                    6,289        1,721          1,939            (475)          9,474
 Prepaid income taxes and other current assets         373          133             98               -             604
 Deferred income tax benefits                        2,638            -              -               -           2,638
                                                   -------      -------         ------        --------         -------
  Total Current Assets                             $15,232      $ 7,718         $5,517        $ (1,280)        $27,187

PLANT AND EQUIPMENT, AT COST:
 Land                                              $   508      $     -         $    -        $      -         $   508
 Buildings and improvements                          6,295           20            307               -           6,622
 Machinery and equipment                            24,576          618            478               -          25,672
 Equipment leased to others                          7,349            -             11               -           7,360
                                                   -------      -------         ------        --------         -------
                                                   $38,728      $   638         $  796        $      -         $40,162
 Less: Accumulated depreciation                     14,813          419            561               -          15,793
                                                   -------      -------         ------        --------         -------
  Net Plant and Equipment                          $23,915      $   219         $  235        $      -         $24,369
                                                   -------      -------         ------        --------         -------

OTHER ASSETS:
 Goodwill, net                                     $30,715      $ 2,553         $   12        $      -         $33,280
 Intangible assets, net                                805           19              -               -             824
 Deferred charges, net                              11,309        1,009              3               -          12,321
 Investment in wholly-owned subsidiaries            16,709            -              -         (16,709)              -
 Other assets                                           42            -              -               -              42
                                                   -------      -------         ------        --------         -------
  Total Other Assets                               $59,580      $ 3,581         $   15        $(16,709)        $46,467
                                                   -------      -------         ------        --------         -------

TOTAL ASSETS                                       $98,727      $11,518         $5,767        $(17,989)        $98,023
                                                   =======      =======         ======        ========         =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt              $ 9,803      $    29         $    -        $      -         $ 9,832
 Accounts payable                                    3,265          546          1,184            (805)          4,190
 Accrued liabilities                                 5,294          537            490               -           6,321
 Accrued income taxes                                1,424            -            151               -           1,575
 Advance account                                     2,042       (1,243)          (799)              -               -
                                                   -------      -------         ------        --------         -------
  Total Current Liabilities                        $21,828      $  (131)        $1,026        $   (805)        $21,918
                                                   -------      -------         ------        --------         -------

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities           $19,152      $    20         $    -        $      -         $19,172
 Other non-current liabilities                      10,916            -              -               -          10,916
 Deferred income taxes                               3,072            -              -               -           3,072
                                                   -------      -------         ------        --------         -------
  Total Non-Current Liabilities                    $33,140      $    20         $    -        $      -         $33,160
                                                   -------      -------         ------        --------         -------

STOCKHOLDER'S EQUITY:
 Common stock and
  additional paid-in capital                       $16,723      $ 5,098         $1,770        $ (6,868)        $16,723
 Retained earnings                                  27,218        6,531          3,311         (10,316)         26,744
 Accumulated other comprehensive income               (182)           -           (340)              -            (522)
                                                   -------      -------         ------        --------         -------
  Total Stockholder's Equity                       $43,759      $11,629         $4,741        $(17,184)        $42,945
                                                   -------      -------         ------        --------         -------

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                              $98,727      $11,518         $5,767        $(17,989)        $98,023
                                                   =======      =======         ======        ========         =======

                       CONSOLIDATING STATEMENT OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                            (Dollars in thousands)
                                  (Unaudited)

                                                                 Parent
                                                                 and its      Guarantor    Non-guarantor                Consolidated
                                                                Divisions   Subsidiaries   Subsidiaries   Eliminations     Totals
                                                                ----------  -------------  -------------  -------------  -----------

 Net sales                                                        $16,110      $ 4,174        $2,723        $(1,911)      $21,096
 Net rentals                                                        3,878        6,808           238         (3,875)        7,049
                                                                  -------      -------        ------        -------       -------

Net revenues                                                      $19,988      $10,982        $2,961        $(5,786)      $28,145

 Cost of sales                                                    $10,851      $ 2,447        $1,851        $(1,885)      $13,264
 Cost of rentals                                                      830        5,423           145         (3,875)        2,523
 Selling, general and administrative expenses                       3,707        2,127           719             -        $ 6,553
                                                                  -------      -------        ------        -------       -------

Income from operations                                            $ 4,600      $   985        $  246        $   (26)      $ 5,805

 Interest expense                                                 $   728      $     2        $    3        $    -        $   733
 Intercompany interest expense (income)                                20          (20)           -              -             -
 Other expense (income), net                                         (746)          18           120            670            62
                                                                  -------      -------        ------        -------       -------

Income before income taxes                                        $ 4,598      $   985        $  123        $  (696)      $ 5,010

 Provision for income taxes                                         1,646          382            56             -          2,084
                                                                  -------      -------        ------        -------       -------

Net income                                                        $ 2,952      $   603        $   67        $  (696)      $ 2,926
                                                                  =======      =======        ======        =======       =======


                     CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                            (Dollars in thousands)
                                  (Unaudited)



                                                                 Parent
                                                                 and its      Guarantor    Non-guarantor                Consolidated
                                                                Divisions   Subsidiaries   Subsidiaries   Eliminations     Totals
                                                                ----------  -------------  -------------  -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES                              $ 2,578      $   109        $  166        $    -        $ 2,853

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                               (1,173)         (49)          (15)            -         (1,237)
  Proceeds from sale of fixed assets                                   -            -             -              -             -
                                                                  -------      -------        ------        -------       -------
Net Cash Provided by (Used In) Investing
 Activities                                                       $(1,173)     $   (49)       $  (15)       $    -        $(1,237)
                                                                  -------      -------        ------        -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Revolving Credit Loan                $  (700)     $    -          $   -        $    -        $  (700)
  Payments of other long-term debt                                 (1,360)         (12)         (324)            -         (1,696)
  Net increase (decrease) in advance account                          316         (306)          (10)            -             -
  Other equity transactions                                            -            -             27             -             27
                                                                  -------      -------        ------        -------       -------
Net Cash Provided by (Used In) Financing Activities               $(1,744)     $  (318)       $ (307)       $    -        $(2,369)

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                                                       -           -             (16)            -            (16)
                                                                  -------      -------        ------        -------       -------
NET INCREASE (DECREASE) IN CASH                                   $  (339)     $  (258)       $ (172)       $    -        $  (769)
 AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                  (35)         925           420             -          1,310
                                                                  -------      -------        ------        -------       -------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                    $  (374)     $   667        $  248        $    -        $   541
                                                                  =======      =======        ======        =======       =======


                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1997
                            (Dollars in thousands)

                                                                Parent
                                                                and its     Guarantor    Non-guarantor                  Consolidated
                                                               Divisions   Subsidiaries  Subsidiaries   Eliminations       Totals
                                                               ----------  ------------  -------------  -------------  -------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                      $   (88)     $   925        $  420        $     53        $ 1,310
  Accounts receivable, net                                         5,121        5,018         3,110            (490)        12,759
  Inventories                                                      6,175        1,641         1,789            (450)         9,155
  Prepaid income taxes and other current assets                      208          144            84               -            436
  Deferred income tax assets                                       2,593            -             -               -          2,593
                                                                 -------      -------        ------        --------        -------
  Total Current Assets                                           $14,009      $ 7,728        $5,403        $   (887)       $26,253
                                                                 -------      -------        ------        --------        -------

PLANT AND EQUIPMENT, AT COST:
  Land                                                           $   508      $     -        $    -        $      -        $   508
  Buildings and improvements                                       6,293           18           309               -          6,620
  Machinery and equipment                                         23,703          571           467               -         24,741
  Equipment leased to others                                       7,128            -            11               -          7,139
                                                                 -------      -------        ------        --------        -------
                                                                 $37,632      $   589        $  787        $      -        $39,008
  Less: Accumulated depreciation                                  13,994          395           549               -         14,938
                                                                 -------      -------        ------        --------        -------
  Net Plant and Equipment                                        $23,638      $   194        $  238        $      -        $24,070
                                                                 -------      -------        ------        --------        -------

OTHER ASSETS:
  Goodwill, net                                                  $30,922      $ 2,571        $   12        $      -        $33,505
  Intangible assets, net                                             678           25             -               -            703
  Deferred charges, net                                           11,187          992             3               -         12,182
  Investment in wholly-owned subsidiaries                         16,038            -             -         (16,038)             -
  Investment in affiliates                                             -            -             -               -              -
  Other assets                                                        60            -             -               -             60
                                                                 -------      -------        ------        --------        -------
  Total Other Assets                                             $58,885      $ 3,588        $   15        $(16,038)       $46,450
                                                                 -------      -------        ------        --------        -------

TOTAL ASSETS                                                     $96,532      $11,510        $5,656        $(16,925)       $96,773
                                                                 =======      =======        ======        ========        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                           $10,565      $    36        $  324        $      -        $10,925
  Accounts payable                                                 3,124          410           924            (437)         4,021
  Accrued liabilities                                              5,920          950           349               -          7,219
  Accrued income taxes                                               138            -           126               -            264
  Advance account                                                  1,726         (937)         (789)              -              -
                                                                 -------      -------        ------        --------        -------
  Total Current Liabilities                                      $21,473      $   459        $  934        $   (437)       $22,429
                                                                 -------      -------        ------        --------        -------

NON-CURRENT LIABILITIES:
  Long-term debt, less current maturities                        $20,414      $    25        $    -        $      -        $20,439
  Other non-current liabilities                                   10,883            -             -               -         10,883
  Deferred income taxes                                            2,955            -             -               -          2,955
                                                                 -------      -------        ------        --------        -------
  Total Non-Current Liabilities                                  $34,252      $    25        $    -        $      -        $34,277
                                                                 -------      -------        ------        --------        -------

STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock and
    additional paid-in capital                                   $16,723      $ 5,098        $1,770        $ (6,868)       $16,723
  Retained earnings                                               24,266        5,928         3,244          (9,620)        23,818
  Accumulated other comprehensive income                            (182)           -          (292)              -           (474)
                                                                 -------      -------        ------        --------        -------
    Total Stockholder's Equity (Deficit)                         $40,807      $11,026        $4,722        $(16,488)       $40,067
                                                                 -------      -------        ------        --------        -------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY (DEFICIT)                                 $96,532      $11,510        $5,656        $(16,925)       $96,773
                                                                 =======      =======        ======        ========        =======

                       CONSOLIDATING STATEMENT OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                            (Dollars in thousands)
                                  (Unaudited)

                                                         Parent
                                                         and its      Guarantor    Non-guarantor                 Consolidated
                                                        Divisions    Subsidiaries  Subsidiaries   Eliminations      Totals
                                                        ---------    ------------  -------------  ------------   ------------
 Net sales                                               $14,069        $3,652        $2,568        $(1,645)        $18,644
 Net rentals                                               3,570         6,241           233         (3,561)          6,483
                                                         -------        ------        ------        -------         -------

Net revenues                                             $17,639        $9,893        $2,801        $(5,206)        $25,127

 Cost of sales                                           $ 9,694        $2,231        $1,550        $(1,681)        $11,794
 Cost of rentals                                             722         5,026           149         (3,561)          2,336
 Selling, general and administrative expenses              3,744         1,927           686              -           6,357
                                                         -------        ------        ------        -------         -------

Income from operations                                   $ 3,479        $  709        $  416        $    36         $ 4,640

 Interest expense                                        $ 1,058        $    2        $    -        $     -         $ 1,060
 Intercompany interest expense (income)                      (18)           18             -              -               -
 Other expense (income), net                              (1,118)            8            (1)           632            (479)
                                                         -------        ------        ------        -------         -------

Income before income taxes                               $ 3,557        $  681        $  417        $  (596)        $ 4,059

 Provision for income taxes                                1,283           305           161              -           1,749
                                                         -------        ------        ------        -------         -------

Net income                                               $ 2,274        $  376        $  256        $  (596)        $ 2,310
                                                         =======        ======        ======        =======         =======

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                            (Dollars in thousands)
                                  (Unaudited)

                                                         Parent
                                                         and its      Guarantor    Non-guarantor                 Consolidated
                                                        Divisions    Subsidiaries  Subsidiaries   Eliminations      Totals
                                                        ---------    ------------  -------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES                     $ 1,604        $ (101)       $ (139)       $     -         $ 1,364
                                                         -------        ------        ------        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                        (826)          (29)           (8)             -            (863)
  Proceeds from sale of fixed assets                           6             -             -              -               6
  Proceeds from sale of investment                         1,400             -             -              -           1,400
                                                         -------        ------        ------        -------         -------
Net Cash Provided by (Used In) Investing Activities      $   580        $  (29)       $   (8)       $     -         $   543

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Revolving Credit Loan             -             -             -              -               -
  Payments of other long-term debt                        (2,558)          (10)            -              -          (2,568)
  Net increase (decrease) in advance account                (216)          243           (27)             -               -
  Other equity transactions                                    2             -           (18)             -             (16)
                                                         -------        ------        ------        -------         -------
   Net Cash Provided by (Used In)
   Financing Activities                                  $(2,772)       $  233        $  (45)       $     -         $(2,584)

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                                               -             -           (44)             -             (44)
                                                         -------        ------        ------        -------         -------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                    $  (588)       $  103        $ (236)       $     -         $  (721)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                         407           507           802              -           1,716
                                                         -------        ------        ------        -------         -------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                           $  (181)       $  610        $  566        $     -         $   995
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

     The following Table 1 summarizes the Company's Consolidated Statements of Income for the three-month periods ended March 31, 1998 and March 31, 1997 (in thousands):


Table 1
                                                     Summary Income Statement
                                                -----------------------------------
                                                Three Months Ended
                                                  March 31, 1998    March 31, 1997
                                                ------------------  ---------------

Net revenues                                         $28,145            $25,127

Cost of revenues                                      15,787             14,130
Selling, general and administrative expenses           6,553              6,357
                                                     -------            -------
Income from operations                               $ 5,805            $ 4,640

Interest expense                                         733              1,060
Other expense (income), net                               62               (479)
                                                     -------            -------
Income before income taxes                           $ 5,010            $ 4,059

Provision for income taxes                             2,084              1,749
                                                     -------            -------

Net income                                           $ 2,926            $ 2,310
                                                     =======            =======

     The following Table 2 presents, for the periods indicated, certain items in the Company's Consolidated Statements of Income as a percentage of total net revenues for the three-month periods ended March 31, 1998 and March 31, 1997:


Table 2
                                                 Percentage of Total Net Revenues
                                                -----------------------------------
                                                Three Months Ended
                                                  March 31, 1998    March 31, 1997
                                                ------------------  ---------------

Net Revenues......................................     100.0%            100.0%

Costs and expenses
    Cost of revenues..............................      56.1              56.2
    Selling, general and administrative expenses..      23.3              25.3
    Interest expense..............................       2.6               4.2
    Other expense (income), net...................        .2              (1.9)
    Provision for income taxes....................       7.4               7.0
                                                       -----             -----

Net income........................................      10.4%              9.2%


Results of Operations

AXIA   Consolidated net revenues for the three-month period ended March 31,
1998, increased 12.0% to $28,145,000 from $25,127,000 in the comparable period in 1997. The increase was attributable to growth in revenues from dishracks and other formed wire products, bag closing equipment, the rentals and sales of automatic drywall taping and finishing tools, and merchandise sales to professional contractors. Currency translation changes reduced revenues by $233,000 from 1997.

     Consolidated cost of revenues for the three-month period ended March 31, 1998, increased 11.7% to $15,787,000 from $14,130,000 in the comparable period in 1997. The increase in cost of revenues was attributable to the net revenue increase discussed above.

     Consolidated selling, general and administrative expenses ("SG&A") for the three-month period ended March 31, 1998, increased 3.1% to $6,553,000 from $6,357,000 in the comparable period in 1997. Reduction of bad debt expense and an increase in the credit to pension expense partially offset increased selling and administrative expenses necessary to support revenue growth.

     Interest expense for the three-month period ended March 31, 1998, decreased 30.8% to $733,000 from $1,060,000 in the comparable period in 1997. The decrease was the result of both a reduction in outstanding debt and the repurchase of $9,250,000 of the Company's 11% Senior Subordinated Notes in May 1997 utilizing the Revolving Credit Loan with a lower variable interest rate.

     Other expense was $62,000 for the three-month period ended March 31, 1998, compared to other income of $479,000 in 1997. In February 1997, the Company sold its investment in Andamios Atlas, S.A. de C.V. which resulted in a non-recurring gain of approximately $500,000.

     Income before income taxes (IBT) for the three-month period ended March 31, 1998, increased 23.4% to $5,010,000 from $4,059,000 in the comparable period in 1997. As discussed in the preceding paragraphs, this improvement was primarily the result of revenue growth and lower interest expense.

     Income taxes for the period ended March 31, 1998, were 41.6% of IBT compared to 43.1% in the comparable period in 1997.


Liquidity and Capital Resources

     The Company generated cash from operations of $2,853,000 for the three-month period ended March 31, 1998, compared to $1,364,000 for the three-month period ended March 31, 1997, and had cash on hand of $541,000. Cash from operations and cash on hand were utilized to fund capital expenditures of $1,237,000 and paydown $2,396,000 of debt. Management believes its cash flow from operations, together with its revolving loan capacity, will be sufficient to meet its capital expenditure requirements for the remainder of 1998 and 1999.

     At March 31, 1998, the Company had working capital of $5,269,000 compared to working capital of $3,824,000 at December 31, 1997. Working capital growth was due to an increase in accounts receivable of $1,171,000 related to improved revenue and a $1,093,000 reduction in current maturities primarily due to payments made against the Revolving Credit Loan which is classified as current liability. Inventories also increased $319,000 from the level of December 31, 1997.

     The Company has the option of redeeming all or a portion of its Subordinated Notes with a 2.2% premium. The Company has notified the trustee of the Company's intent to repurchase and extinguish $5,250,000 on the amount outstanding of its Subordinated Notes on May 15, 1998. Upon completion of the transaction, $5,000,000 in principal of the notes will remain outstanding. The Company intends on utilizing its Revolving Credit Loan to finance the transaction.

     As discussed in Note 3 in the accompanying financial statements, the Bank Credit Agreement and the Indenture of AXIA Incorporated, issuer, governing the Notes, restrict the Company's ability to incur additional indebtedness. Management believes that its cash flow from operations and its revolving loan capacity will be sufficient to meet its operational requirements, loan maturities, and capital needs for 1998 and 1999.

     The Company was in compliance with all terms and restrictive covenants of its credit agreements as of March 31, 1998.

Accounting Changes

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income, minimum pension liability and foreign currency translation adjustments, in the Consolidated Statements of Stockholder's Equity. The prior period has been restated to conform with SFAS 130 requirements.

Year 2000

     With the coming of the year 2000, there has been a great deal of publicity concerning computer hardware's and software's use of two-digit dates which might result in information reporting and equipment failure ("Year 2000"). Management is responsible for identifying the Company's computer systems affected by the Year 2000 issue and developing and executing a compliance plan. All of the Company's business units have prepared and are in the process of implementing plans to replace current management information systems due to current hardware and software language obsolescence and the need to upgrade system capacities to management requirements. As a result, the Company expects to be Year 2000 compliant by the end of 1998.

Privite Securities Litigation Reform Act Disclosure

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

     A feasibility study, prepared in 1994 by environmental consultants engaged by the Company, established a range of estimated remediation costs of $.7 million to $2.9 million, plus or minus 30% of those costs, with the most probably method of remediation being at the high end of the range. The Company established an accrual of $3.9 million for the costs of remediation.

     In 1997, the Company entered into an agreement with the party responsible for an adjoining site who also has been in the process of addressing concerns raised by NYSDEC which will transfer responsibility to remediate the formerly-owned property to the party remediating the adjoining site. The Company paid $520,000 payable under the agreement and has an exposure of up to an additional $120,000 if pond sediment contamination is higher than estimated by the Company's environmental consultants. In the event the party responsible for the remediation of the adjoining site is unable to consummate an agreement with NYSDEC within one year of its agreement with the Company, the Company has the option of the return of its contribution to the remediation of the sites and pursuing its own remediation plan. Should NYSDEC not approve the joint remediation plan for both sites, the agreement can be nullified and funds returned to the Company. The Company has maintained its accruals pending finalization of the remediation plan of the adjoining site. The Company is pursuing contributions from directors and officers of other users of the previously owned property. No estimate can be given as to possible recovery.

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

     None.

Item 5.  Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits


Exhibit
  No.                                 Description
-------                               -----------
 3.1      Restated Certificate of Incorporation of AXIA Incorporated./(1)/
 3.2      By-Laws of AXIA Incorporated./(1)/
 3.3      Certificate of Incorporation of Ames Taping Tool Systems, Inc./(1)/
 3.4      By-Laws of Ames Taping Tool Systems, Inc./(1)/
 3.7      Certificate of Incorporation of TapeTech Tool Co., Inc./(1)/
 3.8      By-Laws of TapeTech Tool Co., Inc./(1)/
 4.1      AXIA Incorporated, Issuer, Ames Taping Tool Systems Inc., TapeTech
          Tool Co., Inc., Mid America Machine Corp., Guarantors, Series A and
          Series B 11% Series Subordinated Notes Due 2001, Indenture, dated as of March 15, 1994./(1)/
 4.2      Purchase Agreement 21,000 Units Consisting of $21,000,000 Principal
          Amount of 11% Subordinated Notes due 2001 of AXIA Incorporated and
          63,000 Shares of Class A Common Stock of Axia Holdings Corp., March
          15, 1994./(1)/
 4.3      A/B Exchange Registration Rights Agreement, dated as of March 15, 1994 by, and among, AXIA Incorporated, Ames Taping Tool Systems, Inc.,
          TapeTech Tool Co., Inc., Mid America Machine Corp., and Each of the
          Purchasers Listed on the Signature Pages of the Purchasers
          Agreement./(1)/
 4.5      Specimen Certificate of 11% Series B Senior Notes due 2001 (the
          Exchange Notes)./(1)/
 4.7      Guarantee of Exchange Notes./(1)/
 4.7.1    Release of Guarantee Mid America Machine Corp./(4)/
10.1      AXIA Management Agreement, dated as of March 15, 1994 by, and among,
          AXIA Incorporated and Cortec Capital Corporation./(2)/
10.4      Lease Agreement between G.L. Building Company and AXIA Incorporated executed as of January 8, 1993./(2)/
10.5      Form of Employee Bonus Agreement./(2)/
10.6      Form of Stock Option Agreement./(2)/
10.7      Form of the Stock Purchase Agreement./(2)/
10.8      Form of Employment and Non-competition Agreement./(2)/
10.10     Exec-U-Care Medical Reimbursement Insurance./(2)/
10.11     Key Employee Posthumous Salary Continuation Plan./(2)/
10.12     AXIA Incorporated Management Incentive Compensation Plan./(2)/
10.15     Purchasing Partnering Agreement between Maytag-Jackson Dishwash
          Products and Nestaway, Division of AXIA Incorporated, dated November
          15, 1995./(4)/
10.15.1   First Amendment to the Purchasing Partnering Agreement dated September
          11, 1997./(8)/
10.16     Loan Agreement dated as of June 27, 1996, among AXIA Incorporated,
          Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc., as Borrowers,
          and the Lenders named herein as Lenders, and American National Bank &
          Trust Co. of Chicago, as Agent and Lender./(5)/
10.17     First Amendment to Loan Agreement dated as of March 10, 1997 among
          AXIA Incorporated, Ames Taping Tool Systems, Inc., TapeTech Tool Co.,
          Inc., and the Lenders named in the Loan Agreement./(6)/
10.18     Second Amendment to Loan Agreement dated September 11, 1997, among
          AXIA Incorporated, Ames Taping Tool Systems, Inc., TapeTech Tool Co.,
          Inc., and the Lenders named in the Loan Agreement./(7)/
10.19     Third Amendment to Loan Agreement dated March 2, 1998, among AXIA
          Incorporated, Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc.,
          and the Lenders named in the Loan Agreement.
21.1      Subsidiaries of the Registrant./(1)/
23.1      Consent of Kaye, Scholer, Fierman, Hays & Handler (included in Exhibit
          5.1)./(3)/
23.3      Consent of Arthur Andersen LLP./(8)/

  99.1    Form of Letter of Transmittal./(2)/
  99.2    Form of Notice of Guaranteed Delivery./(2)/

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the three months ended December 31, 1997.

/(1)/ Previously filed as an exhibit to Registration Statement No. 33-78922 filed with the Securities and Exchange Commission on May 13, 1994.
/(2)/ Previously filed as an exhibit to Amendment No. 1 to Registration
      Statement No. 33-78922 filed with the Securities and Exchange Commission on May 24, 1994.
/(3)/ Previously filed as an exhibit to Amendment No. 2 to Registration
      Statement No. 33-78922 filed with the Securities and Exchange Commission on June 30, 1994.
/(4)/ Previously filed as an exhibit to the Company's Form 10-K for the period ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996.
/(5)/ Previously filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 1996 filed with the Securities and Exchange Commission on August 12, 1996.
/(6)/ Previously filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 1997 filed with the Securities and Exchange Commission on August 11, 1997.
/(7)/ Previously filed as an exhibit to the Company's Form 10-Q for the period ended September 30, 1997 filed with the Securities and Exchange Commission on November 10, 1997.
/(8)/ Previously filed as an exhibit to the Company's Form 10-K for the period ended December 31, 1997 filed with the Securities and Exchange Commission on March 19, 1998.

                                  SIGNATURES


     Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AXIA INCORPORATED



Date: May 12, 1998                   \s\  Lyle J. Feye
                                    ------------------------------------------
                                    Lyle J. Feye
                                    Vice President Finance, Treasurer,
                                    Chief Financial Officer