Form 10-Q
period 1998-09-30
AXIA INC
filed 1998-11-16
CIK 12635

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended September 30, 1998      Commission File No. 333-64555
                                                                    ---------



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

                                     PART I
Item 1.  Financial Statements
                       AXIA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                             (Dollars in thousands)

                                                                          Predecessor Company
                                                                          -------------------
                                                     September 30,           December 31,
                                                         1998                    1997
                                                  -------------------        -------------
ASSETS                                                 (Unaudited)
-------------------
CURRENT ASSETS:
 Cash and cash equivalents                                 $  2,567             $ 1,310
 Accounts receivable, net                                    15,915              12,759
 Inventories                                                 10,906               9,155
 Prepaid income taxes and other current assets                2,007                 436
 Deferred income tax benefits                                 3,001               2,593
                                                           --------             -------
   Total Current Assets                                    $ 34,396             $26,253
                                                           --------             -------

PLANT AND EQUIPMENT, AT COST:
 Land                                                      $    508             $   508
 Buildings and improvements                                   4,792               6,620
 Machinery and equipment                                     15,214              24,741
 Equipment leased to others                                  12,140               7,139
                                                           --------             -------
                                                           $ 32,654             $39,008
 Less: Accumulated depreciation                                 747              14,938
                                                           --------             -------
   Net Plant and Equipment                                 $ 31,907             $24,070
                                                           --------             -------

OTHER ASSETS:
 Goodwill, net                                             $108,939             $33,505
 Intangible assets, net                                         698                 703
 Deferred charges, net                                       19,225              12,182
 Other assets                                                    29                  60
                                                           --------             -------
   Total Other Assets                                      $128,891             $46,450
                                                           --------             -------

TOTAL ASSETS                                               $195,194             $96,773
                                                           ========             =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt                      $  3,934             $10,925
 Accounts payable                                             5,487               4,021
 Accrued liabilities                                         11,421               7,219
 Accrued income taxes                                            34                 264
                                                           --------             -------
   Total Current Liabilities                               $ 20,876             $22,429
                                                           --------             -------

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities                   $132,622             $20,439
 Other non-current liabilities                                7,954              10,883
 Deferred income taxes                                        6,177               2,955
                                                           --------             -------
   Total Non-Current Liabilities                           $146,753             $34,277
                                                           --------             -------

Common stock held by ESOP                                  $  1,500
 Less: Note receivable from ESOP                             (1,432)

STOCKHOLDER'S EQUITY:
 Common stock ($.01 par value; 100 shares
  authorized, issued and outstanding)                      $      -             $     -
 Additional paid-in capital                                  26,500              16,723
 Retained earnings                                              793              23,818
 Accumulated other comprehensive income                         204                (474)
                                                           --------             -------
   Total Stockholder's Equity                              $ 27,497             $40,067
                                                           --------             -------

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                                      $195,194             $96,773
                                                           ========             =======

    The accompanying Notes to the Unaudited Interim Consolidated Financial
           Statements are an integral part of these balance sheets.

                       AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
     FOR THE PERIODS OF JULY 23, 1998 TO SEPTEMBER 30, 1998, JULY 1, 1998
        TO JULY 22, 1998 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                             (Dollars in thousands)

                                                                                        Predecessor Company
                                                                                 ----------------------------------
                                                               July 23, 1998     July 1, 1998        July 1, 1997
                                                                      to              to                  to
                                                            September 30, 1998   July 22, 1998    September 30, 1997
                                                           --------------------  --------------   -------------------
                                                                (Unaudited)        (Unaudited)        (Unaudited)


    Net sales                                                      $17,773          $  4,532            $18,982
    Net rentals                                                      5,996             1,835              6,984
                                                                   -------          --------            -------

Net revenues                                                       $23,769          $  6,367            $25,966

    Cost of sales                                                   11,750             3,070             12,731
    Cost of rentals                                                  2,120               575              2,409
    Selling, general and administrative expenses                     5,529             2,029              6,140
    Transaction expenses (see Note 6)                                    -            11,280                  -
                                                                   -------          --------            -------

Income from operations                                             $ 4,370          $(10,587)           $ 4,686

    Interest expense                                                 2,853               160                884
    Interest income                                                    (24)               (2)                (9)
    Other expense (income), net                                          -                43                342
                                                                   -------          --------            -------

Income before income taxes and extraordinary item                  $ 1,541          $(10,788)           $ 3,469

    Provision for income taxes                                         748            (4,073)             1,393
                                                                   -------          --------            -------

Income before extraordinary item                                   $   793          $ (6,715)           $ 2,076

Extraordinary item:
    Loss on early extinguishment of debt,
      net of income taxes of $228,
      respectively                                                 $     -          $    382            $     -
                                                                   -------          --------            -------

Net income                                                         $   793          $ (7,097)           $ 2,076
                                                                   =======          ========            =======


                            Supplemental Information
                            ------------------------

                                                                                          Predecessor Company
                                                                                  -----------------------------------
                                                               July 23, 1998       July 1, 1998      July 1, 1997
                                                                     to                 to                to
                                                             September 30, 1998   July 22, 1998   September 30, 1997
                                                            --------------------  --------------  -------------------
                                                                 (Unaudited)        (Unaudited)        (Unaudited)

Depreciation and amortization in:
Income from operations                                              $1,276            $288               $1,263
Interest expense                                                       176              13                   88
Other expense (income), net                                              1               -                    2
                                                                    ------            ----               ------
Income before income taxes and extraordinary item                   $1,453            $301               $1,353
                                                                    ======            ====               ======

     The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE PERIODS OF JULY 23, 1998 TO SEPTEMBER 30, 1998,
             JANUARY 1, 1998 TO JULY 22, 1998 AND THE NINE MONTHS
                           ENDED SEPTEMBER 30, 1997
                            (Dollars in thousands)

                                                                                   Predecessor Company
                                                                           -------------------------------------
                                                        July 23, 1998      January 1, 1998     January 1, 1997
                                                              to                  to                 to
                                                      September 30, 1998    July 22, 1998    September 30, 1997
                                                     --------------------  ----------------  -------------------
                                                         (Unaudited)         (Unaudited)         (Unaudited)
  Net sales                                                $17,773              $46,257            $57,458
  Net rentals                                                5,996               16,310             20,216
                                                           -------              -------            -------

Net revenues                                               $23,769              $62,567            $77,674

  Cost of sales                                             11,750               29,329             37,416
  Cost of rentals                                            2,120                5,721              7,105
  Selling, general and administrative expenses               5,529               15,323             18,983
  Transaction expenses (see Note 6)                              -               11,280                  -
                                                           -------              -------            -------

Income from operations                                     $ 4,370              $   914            $14,170

  Interest expense                                           2,853                1,553              2,913
  Interest income                                              (24)                  (9)               (23)
  Other expense (income), net                                    -                  214                (53)
                                                           -------              -------            -------

Income before income taxes and extraordinary item          $ 1,541              $  (844)           $11,333

  Provision for income taxes                                   748                 (119)             4,768
                                                           -------              -------            -------

Income before extraordinary item                           $   793              $  (725)           $ 6,565

Extraordinary item:
  Loss on early extinguishment of debt,
    net of income taxes of $404 and $479,
    respectively (see Note 4)                                    -                  682                772
                                                           -------              -------            -------

Net income                                                 $   793              $(1,407)           $ 5,793
                                                           =======              =======            =======

                           Supplemental Information
                           ------------------------

                                                                   Predecessor Company
                                                           -------------------------------------
                                        July 23, 1998      January 1, 1998     January 1, 1997
                                              to                  to                 to
                                      September 30, 1998    July 22, 1998    September 30, 1997
                                     --------------------  ----------------  -------------------
                                         (Unaudited)         (Unaudited)         (Unaudited)
Depreciation and amortization in:
Income from operations                      $1,276               $2,659             $3,507
Interest expense                               176                  164                329
Other expense (income), net                      1                    1                  3
                                            ------               ------             ------
Income before extraordinary item            $1,453               $2,824             $3,839
                                            ======               ======             ======

    The accompanying Notes to the Unaudited Interim Consolidated Financial
              Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE PERIODS ENDED SEPTEMBER 30, 1998, JULY 22, 1998, AND SEPTEMBER 30, 1997
                            (Dollars in thousands)

                                                                                         Other Comprehensive Income
                                                                            --------------------------------------------------
                                        Common      Additional              Minimum     Cumulative    Accumulated      Compre-
                                        Stock       Paid-in      Retained   Pension     Translation   Other Compre-    hensive
                                        Par Value   Capital      Earnings   Liability   Adjustments   hensive Income   Income
                                        ---------   ----------   --------   ---------   -----------   --------------   -------
Predecessor Company:

BALANCE, DECEMBER 31, 1996              $       -     $ 16,723   $ 15,395     $(324)        $ 324         $   -        $     -

   Net income                                   -            -      5,793         -             -             -          5,793
   Cumulative translation adjustment            -            -          -         -          (499)         (499)          (499)
                                        ---------     --------   --------     -----         -----         -----        -------

BALANCE, SEPTEMBER 30, 1997             $       -     $ 16,723   $ 21,188     $(324)        $(175)        $(499)       $ 5,294
     (unaudited)                        =========     ========   ========     =====         =====         =====        =======


BALANCE, DECEMBER 31, 1997              $       -     $ 16,723   $ 23,818     $(182)        $(292)        $(474)       $     -

   Net income                                   -            -     (1,407)        -             -             -         (1,407)
   Cumulative translation adjustment            -            -          -         -           (64)          (64)           (64)
                                        ---------     --------   --------     -----         -----         -----        -------

BALANCE, JULY 22, 1998                  $       -     $ 16,723   $ 22,411     $(182)        $(356)        $(538)       $(1,471)
     (unaudited)                        =========     ========   ========     =====         =====         =====        =======


AXIA Incorporated:

 Acquisition Adjustments:
   Eliminate Predecessor                              $(16,723)  $(22,411)    $ 182         $ 356         $ 538        $ 1,471
   Company Equity
 Contribution from Holdings                             26,500          -         -             -             -              -
 Net income                                                  -        793         -             -             -            793
 Cumulative translation adjustment                           -          -         -           204           204            204
                                        ---------     --------   --------     -----         -----         -----        -------

BALANCE SEPTEMBER 30, 1998              $       -       26,500   $    793     $   -         $ 204         $ 204        $   997
    (unaudited)                         =========     ========   ========     =====         =====         =====        =======

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIODS OF JULY 23, 1998 TO SEPTEMBER 30, 1998,
          JANUARY 1, 1998 TO JULY 22, 1998 AND THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1997
                            (Dollars in thousands)

                                                                                               Predecessor Company
                                                                                       -----------------------------------
                                                                     July 23, 1998     January 1, 1998   January 1, 1997
                                                                           to                to                 to
                                                                   September 30, 1998   July 22, 1998   September 30, 1997
                                                                   ------------------  ---------------  ------------------
                                                                      (Unaudited)        (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $     793           $(1,407)          $ 5,793
Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                          1,453             2,824             3,839

    Extraordinary item - writeoff of capitalized financing costs               -               843               826
    Deferred income tax provision (benefit)                                 (207)             (506)               67
    Loss (gain) on disposal of fixed assets                                    2                52                 6
    Gain on sale of investment                                                 -                 -              (559)
    Provision for losses on accounts receivable                              426               999             1,545
    Provision for obsolescence of inventories                                (10)              (80)              (79)
    Loss (gain) on pension expense                                             -              (191)               50
    Changes in assets and liabilities:
      Accounts receivable                                                 (1,823)           (2,587)           (3,386)
      Inventories                                                           (262)           (1,239)             (236)
      Accounts payable                                                        96             1,250               731
      Accrued liabilities                                                 (8,614)           11,199            (1,056)
      Other current assets                                                    32               (90)             (402)
      Income taxes payable                                                   716            (2,458)              (10)
      Other non-current assets                                               (20)             (273)             (367)
    Other non-current liabilities                                            (20)              226               519
                                                                       ---------           -------           -------
  Net Cash Provided by Operating Activities                            $  (7,438)          $ 8,562           $ 7,281

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for capital expenditures                                 $    (749)          $(3,468)          $(2,837)
    Proceeds from sale of fixed assets                                         -                 4                 8
    Proceeds from sale of investment                                           -                 -             1,459
    Acquisition of Predecessor Company                                  (119,315)                -                 -
                                                                       ---------           -------           -------
  Net Cash (Used in) Investing Activities                              $(120,064)          $(3,464)          $(1,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in Revolving Credit Facility                          $  (2,750)          $     -           $     -
    Payments of other long-term debt                                     (27,890)           (3,919)           (7,011)
    Proceeds from other long-term debt                                   139,250                 -                 -
    Payments of deferred financing costs                                  (7,549)                -                 -
    Contribution from parent                                              26,500                 -                 -
    Proceeds from ESOP                                                        68                 -                 -
    Other equity transactions                                                (17)              (58)              (32)
                                                                       ---------           -------           -------
  Net Cash Provided by (Used in) Financing Activities                  $ 127,612           $(3,977)          $(7,043)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                $      40           $   (14)          $   (36)
                                                                       ---------           -------           -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   $     150           $ 1,107           $(1,168)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           2,417             1,310             1,716
                                                                       ---------           -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   2,567           $ 2,417           $   548
                                                                       =========           =======           =======

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                       AXIA INCORPORATED AND SUBSIDIARIES
                  NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 1  ORGANIZATION AND PRESENTATION

     By agreement dated June 17, 1998, AXIA Acquisition Corp. ("Acquisition Co."), a company organized to effect the acquisition (the "Acquisition") of Axia Holdings Corp., entered into an Agreement and Plan of Merger (the "Merger Agreement") with Axia Holdings Corp. ("Holdings"), the parent of AXIA Inc. (the "Predecessor Company" prior to the date of the Transaction) to effect the acquisition for a purchase price of $155,250,000 (including the repayment of indebtedness), subject to certain post-closing adjustments. Upon completion of the transaction (the "Transaction"): (i) Holdings and AXIA Incorporated (the "Company") became direct and indirect subsidiaries of AXIA Group ("Group" the parent company of Acquisition Co.) and (ii) the Company became the primary obligor on borrowings made under the bank credit agreement (the "Bank Credit Agreement") and Senior Subordinated notes issued on the Transaction Date defined below.

     On July 22, 1998 (the "Transaction Date"), AXIA Group sold $28,000,000 of its common stock ("Common Stock") and contributed the proceeds thereof to Acquisition Co. (the "Equity Investment"). Finance Co., an indirect subsidiary of AXIA Group, borrowed approximately $39,250,000 under the Bank Credit Agreement and received approximately $100,000,000 in gross proceeds from the sale of subordinated notes. Such funds were used: (i) to effect the Acquisition pursuant to the Merger Agreement; (ii) to fund the ESOP; (iii) to repay existing indebtedness of the Company and (iv) to pay fees and expenses in connection with the transaction.

     Pursuant to the Merger Agreement, the purchase price for the Acquisition is subject to adjustment after the closing of the Acquisition based on changes in working capital and certain tax liabilities. The Merger Agreement contains indemnification provisions binding on each of the parties to the Merger Agreement. Pursuant to such provisions each of the parties has agreed to indemnify each other for breaches of representations, warranties and covenants. In addition, the selling stockholders, limited to the amount set forth below, have agreed to indemnify the Company for certain working capital deficiencies, increases in tax liabilities, and for certain environmental and litigation matters. In connection with the indemnity provisions, $15,000,000 of the purchase price has been placed into an escrow account, including $12,000,000 to cover specified indemnification claims and $3,000,000 to cover purchase price adjustments.

     Accounting policies used in the preparation of the unaudited interim consolidated financial statements are consistent with the accounting policies described in the Notes to the Consolidated Financial Statements for the year ended December 31, 1997. In the opinion of the management, the interim financial statements reflect all adjustments consisting only of normal recurring adjustments (except as discussed in Note 2) which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial state ments for the year ended December 31, 1997 and the accompanying notes thereto in the Company's Registration Statement on Form S-4 under the Securities Act of 1933.

NOTE 2  MERGER AND REFINANCING EFFECTS

     Goodwill of the Predecessor Company as of December 31, 1997, primarily represents the excess purchase price paid over the fair value of the net assets acquired when a group of investors, including management, purchased the Predecessor Company in 1994.

     Goodwill of the surviving company as of September 30, 1998, represents the excess purchase price paid over the estimated fair value of the net assets acquired, excluding Predecessor Company goodwill in the July 22, 1998 merger. The merger was accounted for as a purchase and resulting goodwill of $109,448,000 was recorded on the Transaction Date. Although management has used its best judgment in preliminarily estimating the fair value of those net assets, various pending studies, analyses and operational decisions may result in significant changes in the current estimates and corresponding changes of the goodwill balance within the twelve-month period commencing on the Transaction Date. Goodwill is stated net of amortization and is being amortized on a straight-line basis over forty years.

     Certain assets and liabilities were revalued upon the July 22, 1998 acquisition to reflect their then-current estimated fair values. The following table summarizes those revaluations including the goodwill recorded in the merger (in thousands) subject to changes described in the preceding paragraph:

                                                  July 22, 1998
                                                  --------------
     Total current assets                           $  31,355
     Net property plant and equipment                  31,892
     Total other assets                               129,583
     Total current liabilities                        (18,392)
     Long-term debt, less current maturities         (133,698)
     Other non-current liabilities                    (14,240)
                                                    ---------
     Net assets (liabilities)                       $  26,500
                                                    =========

     Financing costs paid or accrued by the Company and associated with the debt issued in the refinancing totaled $7,549,000 and are included above in other assets. Such costs were deferred and will be amortized over the term of the issued debt.

     The following table illustrates the unaudited pro forma results of operations of the Company for the three and nine month periods ended September 30, 1998 and September 30, 1997 as if the merger and refinancing occurred on January 1, 1997 (in thousands):


                                            Three Months Ended
                                   --------------------------------------
                                   September 30, 1998  September 30, 1997
                                       Pro Forma           Pro Forma
                                   ------------------  ------------------
     Net revenues                        $30,136             $25,966
     Income from operations                4,953               4,232
     Income before income taxes            1,377                 446
     Net income                              512                  61

                                             Nine Months Ended
                                   --------------------------------------
                                   September 30, 1998  September 30, 1997
                                       Pro Forma           Pro Forma
                                   ------------------  ------------------
     Net revenues                        $86,336             $77,674
     Income from operations               15,511              12,718
     Income before income taxes            4,654               2,066
     Net income                            2,063                 408

     The preceding pro forma balances include the effect of an increase in goodwill amortization, adjustments to depreciation expense, an increase in interest expense as a result of the new debt structure, a reduction in the annual management fee, the addition of an ESOP plan, the elimination of transaction expenses and debt extinguishment costs, a restructuring of management, and the income tax effect of these adjustments.

NOTE 3  INVENTORIES

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The cost elements included in inventories are material, labor and factory overhead.

     Inventories consist of the following (in thousands):

                               September 30, 1998  December 31, 1997
                               ------------------  -----------------
     Raw materials                   $ 4,994             $4,146
     Work in process                   1,098              1,058
     Finished goods                    4,814              3,951
                                     -------             ------
       Total inventories             $10,906             $9,155
                                     =======             ======

NOTE 4  LONG-TERM DEBT

     Long-term debt, inclusive of capital lease obligations which are not material, consists of the following (in thousands):

                                         September 30, 1998  December 31, 1997
                                         ------------------  -----------------
     10.75% Senior Subordinated Notes          $100,000            $      -
     11.00% Senior Subordinated Notes                 -               9,749
     Term Loan                                   35,000              15,732
     ESOP Term Loan                               1,406                   -
     Revolving Credit Facility                        -               4,500
     Other                                          150               1,383
                                               --------            --------
       Total Debt                              $136,556            $ 31,364
     Less Current Maturities                     (3,934)            (10,925)
                                               --------            --------
       Total Long-Term Debt                    $132,622            $ 20,439
                                               ========            ========

     Current maturities of long-term debt as of September 30, 1998 consisted of the following (in thousands):

                                     Scheduled Payment
                                           Date                     Amount
                                     -----------------              ------
     Term Loan and ESOP Loan          December 31, 1998             $  927
     Term Loan and ESOP Loan             March 31, 1999                927
     Term Loan and ESOP Loan              June 30, 1999                927
     Term Loan and ESOP Loan         September 30, 1999              1,094
     Other                                      Various                 59
                                                                    ------
       Total Current Maturities                                     $3,934
                                                                    ======

     The Company recorded an extraordinary charge for the extinguishment of debt of $682,000 net of income taxes in 1998 due to the repurchase and extinguishment of its 11.00% Senior Subordinated Notes ("2001 Notes") and the termination of its then existing bank credit agreement at the Transaction Date, and $772,000 net of income taxes in 1997 due to the repurchase and extinguishment of a portion of its 2001 Notes as shown in the accompanying Consolidated Statement of Income.

Bank Credit Agreement

     On the Transaction Date, the Company and its domestic subsidiaries entered into a credit agreement (the "Bank Credit Agreement") which included a term loan ("Term Loan") with an original principal amount of $35,000,000, a $1,500,000 term loan for an ESOP (the "ESOP Loan"), an aggregate $25,000,000 in principal amount available for acquisitions (the "Acquisition Facility"), and a non-amortizing revolving credit loan ("Revolving Credit Facility") of up to $15,000,000, including up to $2,000,000 of letters of credit. The Company, at closing, borrowed $35,000,000 on the Term Loan, $1,500,000 of the ESOP Loan and $2,750,000 against the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are subject to a borrowing base as determined per the agreement and the satisfaction of certain conditions.

     The Revolving Credit Facility, Acquisition Facility, Term Loan and ESOP Term Loan (collectively, the "Loans") bear interest at an alternate base rate, as defined in the agreement, based in part on a prime rate, or at a LIBOR rate, in each case plus an applicable margin, which is initially 2.25% for LIBOR rate advances and 1.00% for alternate base rate advances. The applicable margin may be adjusted based on the ratio of total debt to EBITDA, as defined, and will range from 0% to 1.00% for alternate base rate advances and 1.00% to 2.25% for LIBOR rate advances. The weighted average interest rate at September 30, 1998 was 7.57%.

     All principal and interest on the Loans are due in 2004, except the ESOP Term Loan, which is due in 2002, and are subject to certain mandatory prepayments and scheduled payments. Accrued interest under the Loans is due quarterly and/or at the end of the relevant interest period in the case of LIBOR Rate Advances. The Term Loan matures June 30, 2004 with quarterly amortization payments commencing December 31, 1998. Amounts borrowed under the Acquisition Facility are due on the last day of each September, December, March and June, from September 2001 to June 2004. The Bank Credit Agreement permits prepayments with notice, provides for reimbursement for certain costs, and requires prepayments from a portion of excess cash flow (as defined) as well as to the extent cash proceeds from certain events exceed amounts determined by certain formulas.

     Borrowings under the Acquisition Facility (which are available until September 2001)are subject to certain conditions precedent, including delivering certain information to the Lenders about the proposed acquisition, the delivery of guarantees and security documents as to the proposed acquisition and the conformance of the acquisition to certain criteria. The Company had no borrowings outstanding under the Acquisition Facility at September 30, 1998.

10.75% Senior Subordinated Notes

     The 10.75% Senior Subordinated Notes (the "Notes") were issued pursuant to the Transaction and mature on July 15, 2008. Interest is payable January 15 and July 15 of each year, commencing January 15, 1999. The Notes are unsecured Senior Subordinated obligations of the Company and, as such, are subordinated in right of payment to all existing and future senior indebtedness of the Company.

     The Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after July 15, 2003 at the redemption prices set forth in the indenture plus accrued interest on the date of redemption. Up to an aggregate of 35% of the principal amount of the Notes may be redeemed from time to time prior to July 15, 2001 at the option of the Company at the redemption price set forth in the indenture plus accrued interest to the date of redemption, with the net proceeds received from one or more public equity offerings.

     Upon a change of control, the Company will be required to make an offer to repurchase all outstanding Notes at 101% of the principal amount thereof plus accrued interest to the date of repurchase.

     The Notes are guaranteed, jointly and severally on a Senior Subordinated basis, by each of the Company's existing and future direct and indirect subsidiaries, excluding unrestricted subsidiaries, as defined, and foreign subsidiaries. The guarantees are general unsecured obligations of the Guarantors hereinafter referred to. The Guarantors also guarantee all obligations of the Company under the Bank Credit Agreement. The obligations of each Guarantor under its Guaranty is subordinated in right of payment to the prior payment in full of all Guarantor senior indebtedness (as defined), including such subsidiary's guarantee of indebtedness under the Bank Credit Agreement, of such Guarantor to substantially the same extent as the Notes are subordinated to all existing and future senior indebtedness of the Company.

Restrictive Loan Covenants

     The Bank Credit Agreement contains restrictive covenants limiting the ability (subject to certain exceptions) of the Company and its subsidiaries to, among other things: (i) incur debt or contractual contingent obligations; (ii) pay certain subordinated debt or amend subordinated debt documents without the prior consent of the Lenders; (iii) create or allow to exist liens or other encumbrances; (iv) transfer assets outside the Company except for sales and other transfers of inventory or surplus, immaterial or obsolete assets in the ordinary course of business of the Company; (v) enter into mergers, consolidations and asset dispositions of all or substantially all of its properties; (vi) make investments; (vii) sell, transfer or otherwise dispose of any class of stock or the voting rights of any subsidiary of the Company; (viii) enter into transactions with related parties other than in the ordinary course of business on an arm's-length basis on terms no less favorable to the Company than those available from third parties; (ix) amend certain agreements, unless such amendment is not expected to have a material adverse effect; (x) make any material change in the general nature of the business conducted by the Company;
(xi) pay cash dividends or redeem shares of capital stock; (xii) make capital expenditures and (xiii) pay dividends or repurchase stock.

     Under the Bank Credit Agreement, the Company is required to satisfy certain financial covenants, including (i) a fixed charge coverage ratio; (ii) a minimum net worth test; (iii) a ratio of total debt to EBITDA and (iv) a minimum interest coverage ratio, all as defined in the agreement. The Company was in compliance with its loan covenants at September 30, 1998.

     The indenture under which the Notes were issued contains certain covenants that, among other things, limit the ability of the Company and/or its Restricted Subsidiaries (as defined) to (i) incur additional indebtedness, (ii) pay dividends or make certain other restricted payments, (iii) make investments,
(iv) enter into transactions with affiliates, (v) make certain asset dispositions, and (vi) merge or consolidate with, or transfer substantially all of its assets to, another person. The indenture also limits the ability of the Company's Restricted Subsidiaries to issue Capital Stock (as defined) and to create restrictions on the ability of such Restricted Subsidiaries to pay dividends or make any other distributions. In addition, the Company is obligated, under certain circumstances, to offer to repurchase Notes at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase, with the net cash proceeds of certain sales or other dispositions of assets. However, all of these limitations and prohibitions are subject to a number of important qualifications.

NOTE 5  STOCKHOLDER'S EQUITY

     The Company has 100 shares of common stock, par value $.01 per share, authorized, issued and outstanding, all of which are owned by the parent company.

NOTE 6  TRANSACTION EXPENSES

     The Predecessor Company recorded expenses related to the transaction including compensation and payroll taxes payable on the transaction date from bonus payments and the exercising of stock options and professional service fees as a result of the transaction. This amount is identified as transaction expense in the accompanying Consolidated Statements of Income. The items included in this amount for the period ended July 22, 1998 are detailed below:


                                            Thousand $
                                            ----------
         Compensation and payroll taxes       $10,773
         Professional service fees                507
                                              -------
         Total transaction expenses           $11,280
                                              =======

NOTE 7  SUBSIDIARY GUARANTEES

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

     The Company's payment obligations under the Bank Credit Agreement are fully and unconditionally guaranteed on a joint and several basis by each Guarantor. The obligations of each Guarantor under its Subsidiary Guarantee are subordinated to all senior indebtedness of such Guarantor, including the guarantee by such Guarantor of the Company's borrowings under the Bank Credit Agreement.

     The following consolidating condensed financial data illustrates the condition of the combined Guarantors. Management believes separate complete financial statements of the respective Guarantors would not provide additional material information which would be useful in assessing the financial composition of the Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above.

     Investments in subsidiaries are accounted for by the parent on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                          CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                     Parent
                                                    and its     Guarantor     Non-guarantor                  Consolidated
                                                   Divisions   Subsidiaries    Subsidiaries    Eliminations     Totals
                                                   ---------   ------------   -------------    ------------  ------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                         $  1,445       $   670         $  452        $      -       $  2,567
 Accounts receivable, net                             8,092         5,809          2,979            (965)        15,915
 Inventories, net                                     6,665         2,358          2,477            (594)        10,906
 Prepaid income taxes and other current assets        1,799           138             70               -          2,007
 Deferred income tax benefits                         3,001             -              -               -          3,001
                                                   --------       -------         ------        --------       --------
  Total Current Assets                             $ 21,002       $ 8,975         $5,978        $ (1,559)      $ 34,396

PLANT AND EQUIPMENT, AT COST:
 Land                                              $    508       $     -         $    -        $      -       $    508
 Buildings and improvements                           4,593            36            163               -          4,792
 Machinery and equipment                             14,817           292            105               -         15,214
 Equipment leased to others                          12,128             -             12               -         12,140
                                                   --------       -------         ------        --------       --------
                                                   $ 32,046       $   328         $  280        $      -       $ 32,654
 Less: Accumulated depreciation                         682            20             45               -            747
                                                   --------       -------         ------        --------       --------
  Net Plant and Equipment                          $ 31,364       $   308         $  235        $      -       $ 31,907
                                                   --------       -------         ------        --------       --------

OTHER ASSETS:
 Goodwill, net                                     $106,410       $ 2,517         $   12        $      -       $108,939
 Intangible assets, net                                 690             8              -               -            698
 Deferred charges, net                               18,203         1,021              1               -         19,225
 Investment in wholly-owned subsidiaries             17,126             -              -         (17,126)             -
 Other assets                                            29             -              -               -             29
                                                   --------       -------         ------        --------       --------
  Total Other Assets                               $142,458       $ 3,546         $   13        $(17,126)      $128,891
                                                   --------       -------         ------        --------       --------

TOTAL ASSETS                                       $194,824       $12,829         $6,226        $(18,685)      $195,194
                                                   ========       =======         ======        ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt              $  3,901       $    33         $    -        $      -       $  3,934
 Accounts payable                                     4,136           768          1,471            (888)         5,487
 Accrued liabilities                                  9,794           759            945             (77)        11,421
 Accrued income taxes                                     -             -             34               -             34
 Advance account                                      2,331        (1,534)          (797)              -              -
                                                   --------       -------         ------        --------       --------
  Total Current Liabilities                        $ 20,162       $    26         $1,653        $   (965)      $ 20,876
                                                   --------       -------         ------        --------       --------

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities           $132,576       $    46         $    -        $      -       $132,622
 Other non-current liabilities                        7,954             -              -               -          7,954
 Deferred income taxes                                6,177             -              -               -          6,177
                                                   --------       -------         ------        --------       --------
  Total Non-Current Liabilities                    $146,707       $    46         $    -        $      -       $146,753
                                                   --------       -------         ------        --------       --------

Common stock held by ESOP                          $  1,500             -              -               -       $  1,500
 Less: Note receivable from ESOP                     (1,432)            -              -               -         (1,432)

STOCKHOLDER'S EQUITY:
 Common stock and
  additional paid-in capital                       $ 26,500       $ 5,098         $1,176        $ (6,274)      $ 26,500
 Retained earnings                                    1,387         7,659          3,193         (11,446)           793
 Accumulated other comprehensive income                   -             -            204               -            204
                                                   --------       -------         ------        --------       --------
  Total Stockholder's Equity                       $ 27,887       $12,757         $4,573        $(17,720)      $ 27,497
                                                   --------       -------         ------        --------       --------

TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                              $194,824       $12,829         $6,226        $(18,685)      $195,194
                                                   ========       =======         ======        ========       ========

                       CONSOLIDATING STATEMENT OF INCOME
             FOR THE PERIOD FROM JANUARY 1, 1998 TO JULY 22, 1998
                            (Dollars in thousands)
                                  (Unaudited)

                                                                               Predecessor Company
                                                 ---------------------------------------------------------------------
                                                  Parent
                                                  and its      Guarantor    Non-guarantor                 Consolidated
                                                 Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                 ----------  -------------  -------------  -------------   -----------
 Net sales                                        $34,554       $ 9,595        $6,445        $ (4,337)       $46,257
 Net rentals                                        8,973        15,792           512          (8,967)        16,310
                                                  -------       -------        ------        --------        -------

Net revenues                                      $43,527       $25,387        $6,957        $(13,304)       $62,567

 Cost of sales                                    $23,439       $ 5,747        $4,341        $ (4,198)       $29,329
 Cost of rentals                                    1,817        12,557           314          (8,967)         5,721
 Selling, general and administrative expenses       8,778         4,890         1,655               -         15,323
 Transaction expenses (see Note 6)                 11,280             -             -               -         11,280
                                                  -------       -------        ------        --------        -------

Income (loss) from operations                     $(1,787)      $ 2,193        $  647        $   (139)       $   914

 Interest expense                                 $ 1,549             4        $    -        $      -        $ 1,553
 Intercompany interest expense (income)                58           (58)            -               -              -
 Other expense (income), net                       (1,635)           28           225           1,587            205
                                                  -------       -------        ------        --------        -------

Income (loss) before income taxes
  and extraordinary item                          $(1,759)      $ 2,219        $  422        $ (1,726)       $  (844)

 Provision for income taxes                        (1,173)          854           200               -           (119)
                                                  -------       -------        ------        --------        -------

Income (loss) before extraordinary item           $  (586)      $ 1,365        $  222        $ (1,726)       $  (725)
                                                  =======       =======        ======        ========        =======

                     CONSOLIDATING STATEMENT OF CASH FLOWS
             FOR THE PERIOD FROM JANUARY 1, 1998 TO JULY 22, 1998
                            (Dollars in thousands)
                                  (Unaudited)

                                                   Parent
                                                  and its      Guarantor    Non-guarantor                 Consolidated
                                                 Divisions   Subsidiaries    Subsidiaries   Eliminations     Totals
                                                 ----------  -------------  --------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES              $ 7,473       $   (7)         $ 1,096        $   -         $ 8,562

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures               (3,389)         (49)             (30)           -          (3,468)
  Proceeds from sale of fixed assets                    4            -                -            -               4
                                                  -------       ------          -------        -----         -------
   Net Cash (Used In) Investing Activities        $(3,385)      $  (49)         $   (30)       $   -         $(3,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Revolving Credit     $ 4,400       $    -          $     -        $   -         $ 4,400
  Payments of other long-term debt                 (7,987)          (8)            (324)           -          (8,319)
  Net increase (decrease) in advance account         (271)         288              (17)           -               -
  Intercompany dividends                              669            -             (669)           -               -
  Other equity transactions                            (6)           -              (52)           -             (58)
                                                  -------       ------          -------        -----         -------
   Net Cash (Used In) Financing Activities        $(3,195)      $  280          $(1,062)       $   -         $(3,977)


EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                                  $     -       $    -          $   (14)       $   -         $   (14)
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 893          224              (10)           -           1,107
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  (35)         925              420            -           1,310
                                                  -------       ------          -------        -----         -------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                    $   858       $1,149          $   410        $   -         $ 2,417
                                                  =======       ======          =======        =====         =======

                       CONSOLIDATING STATEMENT OF INCOME
            FOR THE PERIOD FROM JULY 23, 1998 TO SEPTEMBER 30, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                   Parent
                                                  and its        Guarantor    Non-guarantor                 Consolidated
                                                 Divisions      Subsidiaries  Subsidiaries   Eliminations      Totals
                                                 ----------     ------------  -------------  ------------   ------------

 Net sales                                         $13,985         $3,319         $2,039       $(1,570)       $17,773
 Net rentals                                         3,299          5,824            170        (3,297)         5,996
                                                   -------         ------         ------       -------        -------

Net revenues                                       $17,284         $9,143         $2,209       $(4,867)       $23,769

 Cost of sales                                     $10,057         $1,970         $1,287       $(1,564)       $11,750
 Cost of rentals                                       642          4,671            104        (3,297)         2,120
 Selling, general and administrative expenses        3,187          1,836            506             -          5,529
                                                   -------         ------         ------       -------        -------

Income (loss) from operations                      $ 3,398         $  666         $  312       $    (6)       $ 4,370

 Interest expense                                  $ 2,852              1         $    -       $     -        $ 2,853
 Intercompany interest expense (income)                (26)            26              -             -              -
 Other expense (income), net                          (588)            16             25           523            (24)
                                                   -------         ------         ------       -------        -------

Income (loss) before income taxes                  $ 1,160         $  623         $  287       $  (529)       $ 1,541
  and extraordinary item

 Provision for income taxes                            361            257            130             -            748
                                                   -------         ------         ------       -------        -------

Income (loss) before extraordinary item            $   799         $  366         $  157       $  (529)       $   793
                                                   =======         ======         ======       =======        =======

                     CONSOLIDATING STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM JULY 23, 1998 TO SEPTEMBER 30, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                   Parent
                                                  and its        Guarantor     Non-guarantor                Consolidated
                                                 Divisions     Subsidiaries    Subsidiaries   Eliminations     Totals
                                                 ----------    -------------  --------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES             $  (7,834)        $  380            $ 16         $  -      $  (7,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                  (749)             -               -            -           (749)
  Proceeds from sale of fixed assets                     -              -               -            -              -
  Acquisition of predecessor company              (119,315)             -               -            -       (119,315)
                                                 ---------         ------            ----         ----      ---------
    Net Cash (Used In) Investing Activities      $(120,064)        $    -            $  -         $  -      $(120,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Revolving Credit    $  (2,750)        $    -            $  -         $  -      $  (2,750)
  Payments of other long-term debt                 (27,916)            26               -            -        (27,890)
  Proceeds from other long-term debt               139,250              -               -            -        139,250
  Net increase (decrease) in advance account           876           (885)              9            -              -
  Payments of deferred financing costs              (7,549)             -               -            -         (7,549)
  Contribution from parent                          26,500              -               -            -         26,500
  Proceeds from ESOP                                    68              -               -            -             68
  Other equity transactions                              6              -             (23)           -            (17)
                                                 ---------         ------            ----         ----      ---------
    Net Cash Provided by (Used In)
     Financing Activities                        $ 128,485         $ (859)           $(14)        $  -      $ 127,612


EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                                 $       -         $    -            $ 40         $  -      $      40
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  587           (479)             42            -            150
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   858          1,149             410            -          2,417
                                                 ---------         ------            ----         ----      ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                   $   1,445         $  670            $452         $  -      $   2,567
                                                 =========         ======            ====         ====      =========

                       CONSOLIDATING STATEMENT OF INCOME
               FOR THE PERIOD FROM JULY 1, 1998 TO JULY 22, 1998
                            (Dollars in thousands)
                                  (Unaudited)

                                                  Parent
                                                  and its     Guarantor     Non-guarantor                  Consolidated
                                                 Divisions   Subsidiaries   Subsidiaries    Eliminations      Totals
                                                 ---------   ------------   -------------   ------------   ------------
  Net sales                                       $  2,978         $1,162            $884        $  (492)   $  4,532
  Net rentals                                        1,010          1,779              54         (1,008)      1,835
                                                  --------         ------            ----        -------    --------

Net revenues                                      $  3,988         $2,941            $938        $(1,500)   $  6,367

  Cost of sales                                   $  2,091         $  748            $594        $  (363)   $  3,070
  Cost of rentals                                      181          1,369              33         (1,008)        575
  Selling, general and administrative expenses       1,275            563             191              -       2,029
  Transaction expenses (see Note 6)                 11,280              -               -              -      11,280
                                                  --------         ------            ----        -------    --------

Income (loss) from operations                     $(10,839)        $  261            $120        $  (129)   $(10,587)

  Interest expense                                $    163         $    -            $ (3)       $     -    $    160
  Intercompany interest expense (income)                10            (10)              -              -           -
  Other expense (income), net                         (214)             2              53            200          41
                                                  --------         ------            ----        -------    --------

Income (loss) before income taxes
   and extraordinary item                         $(10,798)        $  269            $ 70        $  (329)   $(10,788)

  Provision for income taxes                        (4,212)           102              37              -      (4,073)
                                                  --------         ------            ----        -------    --------

Income (loss) before extraordinary item           $ (6,586)        $  167            $ 33        $  (329)   $ (6,715)
                                                  ========         ======            ====        =======    ========

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1997
                            (Dollars in thousands)



                                                       Parent
                                                       and its     Guarantor      Non-guarantor                  Consolidated
                                                       Divisions   Subsidiaries   Subsidiaries    Eliminations      Totals
                                                       ----------  -------------  -------------  --------------  -------------
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents                          $   (88)       $   925         $  420        $     53        $ 1,310
     Accounts receivable, net                             5,121          5,018          3,110            (490)        12,759
     Inventories                                          6,175          1,641          1,789            (450)         9,155
     Prepaid income taxes and other current assets          208            144             84               -            436
     Deferred income tax assets                           2,593              -              -               -          2,593
                                                        -------        -------         ------        --------        -------
     Total Current Assets                               $14,009        $ 7,728         $5,403        $   (887)       $26,253
                                                        -------        -------         ------        --------        -------

PLANT AND EQUIPMENT, AT COST:
     Land                                               $   508        $     -         $    -        $      -        $   508
     Buildings and improvements                           6,293             18            309               -          6,620
     Machinery and equipment                             23,703            571            467               -         24,741
     Equipment leased to others                           7,128              -             11               -          7,139
                                                        -------        -------         ------        --------        -------
                                                        $37,632        $   589         $  787        $      -        $39,008
     Less: Accumulated depreciation                      13,994            395            549               -         14,938
                                                        -------        -------         ------        --------        -------
     Net Plant and Equipment                            $23,638        $   194         $  238        $      -        $24,070
                                                        -------        -------         ------        --------        -------
OTHER ASSETS:
     Goodwill, net                                      $30,922        $ 2,571         $   12        $      -        $33,505
     Intangible assets, net                                 678             25              -               -            703
     Deferred charges, net                               11,187            992              3               -         12,182
     Investment in wholly-owned subsidiaries             16,038              -              -         (16,038)             -
     Investment in affiliates                                 -              -              -               -              -
     Other assets                                            60              -              -               -             60
                                                        -------        -------         ------        --------        -------
     Total Other Assets                                 $58,885        $ 3,588         $   15        $(16,038)       $46,450
                                                        -------        -------         ------        --------        -------

TOTAL ASSETS                                            $96,532        $11,510         $5,656        $(16,925)       $96,773
                                                        =======        =======         ======        ========        =======
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
     Current maturities of long-term debt               $10,565        $    36         $  324        $      -        $10,925
     Accounts payable                                     3,124            410            924            (437)         4,021
     Accrued liabilities                                  5,920            950            349               -          7,219
     Accrued income taxes                                   138              -            126               -            264
     Advance account                                      1,726           (937)          (789)              -              -
                                                        -------        -------         ------        --------        -------
     Total Current Liabilities                          $21,473        $   459         $  934        $   (437)       $22,429
                                                        -------        -------         ------        --------        -------
NON-CURRENT LIABILITIES:
     Long-term debt, less current maturities            $20,414        $    25         $    -        $      -        $20,439
     Other non-current liabilities                       10,883              -              -               -         10,883
     Deferred income taxes                                2,955              -              -               -          2,955
                                                        -------        -------         ------        --------        -------
     Total Non-Current Liabilities                      $34,252        $    25         $    -        $      -        $34,277
                                                        -------        -------         ------        --------        -------
STOCKHOLDER'S EQUITY (DEFICIT):
     Common stock and
     additional paid-in capital                         $16,723        $ 5,098         $1,770        $ (6,868)       $16,723
     Retained earnings                                   24,266          5,928          3,244          (9,620)        23,818
     Additional minimum pension liability                  (182)             -              -               -           (182)
     Cumulative translation adjustment                        -              -           (292)              -           (292)
                                                        -------        -------         ------        --------        -------
     Total Stockholder's Equity (Deficit)               $40,807        $11,026         $4,722        $(16,488)       $40,067
                                                        -------        -------         ------        --------        -------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY (DEFICIT)                     $96,532        $11,510         $5,656        $(16,925)       $96,773
                                                        =======        =======         ======        ========        =======

                       CONSOLIDATING STATEMENT OF INCOME
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                            (Dollars in thousands)
                                  (Unaudited)


                                                  Parent
                                                  and its     Guarantor    Non-guarantor                   Consolidated
                                                 Divisions   Subsidiaries  Subsidiaries   Eliminations        Totals
                                                 ---------   ------------  -------------  ------------     ------------
  Net sales                                        $42,929        $11,203         $8,079      $ (4,753)      $57,458
  Net rentals                                       11,127         19,472            726       (11,109)       20,216
                                                   -------        -------         ------      --------       -------

Net revenues                                       $54,056        $30,675         $8,805      $(15,862)      $77,674

  Cost of sales                                    $30,474        $ 6,713         $5,063      $ (4,834)      $37,416
  Cost of rentals                                    2,185         15,568            461       (11,109)        7,105
  Selling, general and administrative expenses      10,887          5,964          2,132             -        18,983
                                                   -------        -------         ------      --------       -------

Income (loss) from operations                      $10,510        $ 2,430         $1,149      $     81       $14,170

  Interest expense                                 $ 2,899        $     7         $    7      $      -       $ 2,913
  Intercompany interest expense (income)               (17)            17              -             -             -
  Other expense (income), net                       (2,280)            39            209         1,956           (76)
                                                   -------        -------         ------      --------       -------

Income (loss) before income taxes
   and extraordinary item                          $ 9,908        $ 2,367         $  933      $ (1,875)      $11,333

  Provision for income taxes                         3,423            958            387             -         4,768
                                                   -------        -------         ------      --------       -------

Income (loss) before extraordinary item            $ 6,485        $ 1,409         $  546      $ (1,875)      $ 6,565
                                                   =======        =======         ======      ========       =======

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                            (Dollars in thousands)
                                  (Unaudited)


                                                    Parent
                                                    and its     Guarantor    Non-guarantor                   Consolidated
                                                   Divisions   Subsidiaries  Subsidiaries   Eliminations        Totals
                                                   ---------   ------------  -------------  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES                $  6,005        $ 1,425          $(149)       $    -      $  7,281

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                  (2,714)           (59)           (64)            -        (2,837)
  Proceeds from sale of fixed assets                       8              -              -             -             8
  Proceeds from sale of investment                     1,459              -              -             -         1,459
                                                    --------        -------          -----        ------      --------
    Net Cash Used In Investing Activities           $ (1,247)       $   (59)         $ (64)       $    -      $ (1,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Revolving Credit Loan  $  7,500        $     -          $   -        $    -      $  7,500
  Payments of other long-term debt                   (14,497)           (14)             -             -       (14,511)
  Net increase (decrease) in advance account           1,103         (1,037)           (66)            -             -
  Intercompany dividends                                 488              -           (488)            -             -
  Other equity transactions                                -              -            (32)            -           (32)
                                                    --------        -------          -----        ------      --------
    Net Cash Provided by (Used In)
     Financing Activities                           $ (5,406)       $(1,051)         $(586)       $    -      $ (7,043)

EFFECT OF EXCHANGE RATE CHANGES ON CASH             $      -        $     -          $ (36)       $    -      $    (36)
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               $   (648)       $   315          $(835)       $    -      $ (1,168)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    $    407        $   507          $ 802        $    -      $  1,716
                                                    --------        -------          -----        ------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   (241)       $   822          $ (33)            -      $    548
                                                    ========        =======          =====        ======      ========

                       CONSOLIDATING STATEMENT OF INCOME
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                            (Dollars in thousands)
                                  (Unaudited)


                                                  Parent
                                                  and its     Guarantor    Non-guarantor                   Consolidated
                                                 Divisions   Subsidiaries  Subsidiaries   Eliminations        Totals
                                                 ---------   ------------  -------------  ------------     ------------
  Net sales                                        $14,395        $ 3,750         $2,508       $(1,671)      $18,982
  Net rentals                                        3,844          6,725            254        (3,839)        6,984
                                                   -------        -------         ------       -------       -------

Net revenues                                       $18,239        $10,475         $2,762       $(5,510)      $25,966

  Cost of sales                                    $10,531        $ 2,238         $1,642       $(1,680)      $12,731
  Cost of rentals                                      707          5,381            160        (3,839)        2,409
  Selling, general and administrative expenses       3,514          1,943            683             -         6,140
                                                   -------        -------         ------       -------       -------

Income (loss) from operations                      $ 3,487        $   913         $  277       $     9       $ 4,686

  Interest expense                                     881              2              1             -           884
  Intercompany interest expense (income)                 9             (9)             -             -             -
  Other expense (income), net                         (532)            15            107           743           333
                                                   -------        -------         ------       -------       -------

Income (loss) before income taxes and
 extraordinary item                                $ 3,129        $   905         $  169       $  (734)      $ 3,469

 Provision for income taxes                          1,061            307             25             -         1,393
                                                   -------        -------         ------       -------       -------

Income (loss) before extraordinary item            $ 2,068        $   598         $  144       $  (734)      $ 2,076
                                                   =======        =======         ======       =======       =======

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a leading designer, manufacturer, marketer and distributor of a diverse range of products in several niche markets including productivity enhancing construction tools, formed wire products, industrial bag closing equipment and flexible conveyors. The Company operates through three business units: Ames, Nestaway and Fischbein. Ames is the leading designer, manufacturer, marketer and distributor of automatic taping and finishing tools ("ATF tools"), which are rented or sold to interior finishing contractors to finish drywall joints prior to painting, wallpapering or other forms of final treatment. Nestaway is a leading manufacturer of formed wire products which are used for a variety of commercial and consumer product applications. Fischbein is a leading worldwide manufacturer and marketer of industrial bag closing and handling equipment and systems and a leading manufacturer of flexible conveyors and storage racks.

     The Company distributes certain of its products through subsidiaries located in Belgium, France, the United Kingdom, Singapore and Canada. The Company accounts for gains and losses resulting from foreign currency transactions in its consolidated statement of income. Income and expense items are translated at the average exchange rate for the period. The assets and liabilities of foreign subsidiaries are translated at the current rate of exchange at the balance sheet date. Balance sheet translation adjustments have been excluded from the results of operations and are reported as a separate component of stockholder's equity. As the Company's foreign revenues accounted for approximately 13% of the Company's year to date net revenues for the nine month period ended September 30, 1998, the results of the Company may be favorably or unfavorably affected to the extent the U.S. dollar weakens or strengthens versus the applicable corresponding foreign currency. The Company currently does not enter into hedging programs in an attempt to mitigate the fluctuations against the U.S. dollar.

     By agreement dated June 17, 1998, AXIA Acquisition Corp. ("Acquisition Co."), a company organized to effect the acquisition (the "Acquisition") of Axia Holdings Corp., entered into an Agreement and Plan of Merger (the "Merger Agreement") with Axia Holdings Corp. ("Holdings"), the parent of AXIA Inc. (the "Predecessor Company" prior to the date of the Transaction) to effect the acquisition for a purchase price of $155,250,000 (including the repayment of indebtedness), subject to certain post-closing adjustments. Upon completion of the transaction (the "Transaction"): (i) Holdings and AXIA Incorporated (the "Company") became direct and indirect subsidiaries of AXIA Group ("Group" the parent company of Acquisition Co.) and (ii) the Company became the primary obligor on borrowings made under the bank credit agreement (the "Bank Credit Agreement") and Senior Subordinated notes issued on the Transaction Date defined below.

     On July 22, 1998 (the "Transaction Date"), AXIA Group sold $28,000,000 of its common stock ("Common Stock") and contributed the proceeds thereof to Acquisition Co. (the "Equity Investment"). Finance Co., an indirect subsidiary of AXIA Group, borrowed approximately $39,250,000 under the Bank Credit Agreement and received approximately $100,000,000 in gross proceeds from the sale of subordinated notes. Such funds were used: (i) to effect the Acquisition pursuant to the Merger Agreement; (ii) to fund the ESOP; (iii) to repay existing indebtedness of the Company and (iv) to pay fees and expenses in connection with the transaction.

     As a result of the Transaction, the Company will incur significantly higher interest costs and goodwill amortization than in historical periods included herein. Accordingly, supplemental information has been provided in Table 1.

     During the periods discussed below, except as may be noted, inflation and changing prices have not had, and are not expected to have, a material impact on the Company's net revenues or its income from operations.

     The amounts for the three and nine month periods ended September 30, 1998 include the applicable results of the Predecessor Company. The amounts for the three and nine month periods ended September 30, 1997 are the results of the Predecessor Company.

     Operating results in the tables below and management's discussion do not include the impact of transaction expenses recorded by the Predecessor Company for the period ended July 22, 1998, or extraordinary items related to the early extinguishment of debt.

     The following Table 1 summarizes the Company's Consolidated Statements of Income, excluding extraordinary items related to the early extinguishment of debt as discussed in Note 4 and transaction expenses discussed in Note 6 in the accompanying financial statements, for the three and nine month periods ended September 30, 1998 and September 30, 1997 (in thousands):

Table 1

                                                       Summary of Income Statement
                                       --------------------------------------------------------------

                                              Three Months Ended             Nine Months Ended
                                       Sept. 30, 1998  Sept. 30, 1997  Sept. 30, 1998  Sept. 30, 1997
                                       --------------  --------------  --------------  --------------
Net revenues
  Ames                                    $12,337          $10,872         $35,291         $31,578
  Nestaway                                 10,448            8,513          30,510          26,471
  Fischbein                                 7,351            6,581          20,535          19,625
                                          -------          -------         -------         -------

Consolidated net revenues                 $30,136          $25,966         $86,336         $77,674

Cost of revenues                           17,515           15,140          48,920          44,521

Gross profit                              $12,621          $10,826         $37,416         $33,153

Selling, general and administrative
 expenses                                   7,558            6,140          20,852          18,983
                                          -------          -------         -------         -------

Income from operations                    $ 5,063          $ 4,686         $16,564         $14,170

Interest expense                            3,013              884           4,406           2,913
Other expense (income), net                    17              333             181             (76)
                                          -------          -------         -------         -------
Income before income taxes and
  extraordinary item                      $ 2,033          $ 3,469         $11,977         $11,333

Provision for income taxes                    990            1,393           4,944           4,768
                                          -------          -------         -------         -------

Income before extraordinary item          $ 1,043          $ 2,076         $ 7,033         $ 6,565
                                          =======          =======         =======         =======

                                                          Supplemental Information
                                       --------------------------------------------------------------

                                              Three Months Ended              Nine Months Ended
                                       Sept. 30, 1998  Sept. 30, 1997  Sept. 30, 1998  Sept. 30, 1997
                                       --------------  --------------  --------------  --------------
Depreciation and amortization
  included in:

Income from operations                    $ 1,564          $ 1,263         $ 3,935         $ 3,507
Interest expense                              189               88             340             329
Other expense (income), net                     1                2               2               3
                                          -------          -------         -------         -------
Income before income taxes and
  extraordinary item                      $ 1,754          $ 1,353         $ 4,277         $ 3,839
                                          =======          =======         =======         =======

     The following Table 2 presents, for the periods indicated, certain items in the Company's Consolidated Statements of Income, excluding extraordinary charges for the early extinguishment of debt and transaction expenses, as a percentage of total net revenues for the three and nine month periods ended September 30, 1998 and September 30, 1997:

Table 2


                                                     Percentage of Total Net Revenues
                                     ---------------------------------------------------------------

                                           Three Months Ended               Nine Months Ended
                                     Sept 30, 1998   Sept 30, 1997     Sept 30, 1998   Sept 30, 1997
                                     -------------   -------------     -------------   -------------
Net Revenues......................       100.0%           100.0%            100.0%          100.0%

Cost of revenues..................        58.1             58.3              56.7            57.3

Gross Profit......................        41.9%            41.7%             43.3%           42.7%

Selling, general and
 administrative expenses..........        25.1             23.6              24.2            24.4

Operating income..................        16.8%            18.1%             19.1%           18.3%
Interest expense..................        10.0              3.4               5.1             3.8
Other expense (income), net.......          .1              1.3                .2             (.1)

Provision for income taxes........         3.2              5.4               5.7             6.1
                                         -----            -----             -----           -----

Income before extraordinary item..         3.5%             8.0%              8.1%            8.5%

                                                         Supplemental Information
                                     ------------------------------------------------------------

                                              Three Months Ended            Nine Months Ended
                                      Sept. 30, 1998  Sept. 30, 1997  Sept. 30, 1998  Sept. 30, 1997
                                      --------------  --------------  --------------  --------------
Operating income without
 depreciation and amortization            22.0%            22.9%             23.7%           22.8%

Results of Operations - Year-to-Date September 30, 1998

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

     Net Revenues. Net revenues for the nine month period ended September 30, 1998 increased 11.2% to $86,336,000 from $77,674,000 in the comparable period in 1997. The increase in net revenues was primarily a result of increased rentals and sales of ATF tools and increased sales of drywall related merchandise, dishwasher racks and other formed wire products, and bag closing equipment and flexible material handling products.

     Benefitting from the continued strength of the housing market, Ames' net revenues increased 11.8% to $35,291,000 in the nine month period ended September 30, 1998 from $31,578,000 in the comparable period in 1997. The increase was primarily the result of an increase in both price and volume of rented ATF tools. Factory-built housing initiatives also resulted in higher ATF rental revenues. In addition, Ames' revenues increased due to higher sales for drywall related merchandise and sold ATF tools.

     Nestaway's net revenues increased 15.3% to $30,510,000 in the nine month period ended September 30, 1998 from $26,471,000 in the comparable period in 1997. The increase was due to growth in formed wire products including dishdrainers and shower caddies, and several recent product additions, as well as from increased sales of dishwasher racks, including sales to a new OEM customer.

     Fischbein's net revenues increased 4.6% to $20,535,000 in the nine month period ended September 30, 1998 from $19,625,000 in the comparable period in 1997. The increase was primarily due to increased bag closing equipment sales in the U.S. and in Europe, partially offset by reduced sales in Asian markets, and improvements in revenues from flexible material handling products.

     Gross Profit. Consolidated gross profit for the nine month period ended September 30, 1998 increased 12.9% to $37,416,000 from $33,153,000 in the comparable period in 1997. Gross profit as a percentage of net revenues improved to 43.3% from 42.7%. The increase in gross profit was primarily due to the net revenue increase discussed above.

     Ames gross profit improved with revenues. This improvement was negatively impacted by temporary operating inefficiencies in rental ATF tool servicing operations as Ames consolidated certain service centers. In addition to increased profit margins as a result of revenue growth, Nestaway benefitted due to a one-time refund and temporary reduction in workers' compensation insurance rates and a non-recurring favorable pricing adjustment aggregating approximately $770,000. Fischbein's gross profit also improved primarily due to revenue growth.

     Selling, General and Administrative Expense ("SG&A"). Consolidated selling, general and administrative expenses ("SG&A") for the nine month period ended September 30, 1998, increased 9.8% to $20,852,000 from $18,983,000 in the comparable period in 1997. SG&A increased due to additional selling salaries, incentive compensation, travel and entertainment and advertising in support of revenue growth. The Company also recorded an additional $326,000 in goodwill amortization as a result of the transaction.

     Interest Expense. Interest expense for the nine month period ended September 30, 1998, increased 51.3% to $4,406,000 from $2,913,000 in the comparable period in 1997. The increase was the result of increased debt from the Transaction.

     Other Expense. Other expense was $181,000 for the nine month period ended September 30, 1998, compared to other income of $76,000 in the comparable period in 1997. The Company recorded a non-recurring gain on the sale of an investment in 1997.

     Income Taxes. The effective tax rate for the nine month period ended September 30, 1998, was 41.3% compared to 42.1% in the comparable period in 1997.

     Income Before Extraordinary Item. As a result of the above, income before extraordinary items and excluding transaction expenses for the nine month period ended September 30, 1998, increased 7.1% to $7,033,000 from $6,565,000 in the comparable period in 1997.

Results of Operations - Quarter Ended September 30, 1998

Three months ended September 30, 1998 compared to three months ended September 30, 1997.

     Net Revenues. Net revenues for the three month period ended September 30, 1998 increased 16.1% to $30,136,000 from $25,966,000 in the comparable period in 1997. The increase in net revenues was primarily a result of increased rentals and sales of ATF tools and increased sales of drywall related merchandise, dishwasher racks and other formed wire products, and flexible material handling products.

     Benefitting from the continued strength of the housing market, Ames' net revenues increased 13.5% to $12,337,000 in the three month period ended September 30, 1998 from $10,872,000 in the comparable period in 1997. The increase was primarily the result of an increase in both price and volume of rented ATF tools. In addition, Ames' revenues increased due to higher sales for drywall related merchandise.

     Nestaway's net revenues increased 22.7% to $10,448,000 in the three month period ended September 30, 1998 from $8,513,000 in the comparable period in 1997. The increase was due to growth in formed wire products including dishdrainers and shower caddies and several new product additions as well as increased sales of dishwasher racks including sales to a new OEM customer.

     Fischbein's net revenues increased 11.7% to $7,351,000 in the three month period ended September 30, 1998 from $6,581,000 in the comparable period in 1997. The increase was primarily due to increased bag closing equipment sales in Europe and increased revenues from flexible material handling products. These improvements were partially offset by declines in revenues of bag closing equipment in Asia and the U.S.

     Gross Profit. Gross profit for the three month period ended September 30, 1998 increased 16.6% to $12,621,000 from $10,826,000 in the comparable period in 1997. The increase in gross profit was primarily attributable to the net revenue increase discussed above. Gross profit as a percentage of net revenues improved to 41.9% from 41.7%.

     Ames' gross profit improved with revenues. Nestaway's gross profit growth was primarily due to volume growth and the leveraging of fixed costs due to improved equipment utilization. Fischbein's gross profit also improved due to revenue growth.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three month period ended September 30, 1998 increased 23.1% to $7,558,000 from $6,140,000 in the comparable period in 1997. SG&A growth was due to increased selling salaries, incentive compensation and advertising to support revenue growth and an increase in goodwill amortization of $326,000 as a result of the Transaction.

     Interest Expense. Interest expense for the three month period ended September 30, 1998 increased to $3,013,000 from $884,000 in the comparable period in 1997. The increase was the result of debt from the Transaction.

     Other Expense. Other expense was $17,000 for the three month period ended September 30, 1998 compared to other expense of $333,000 in 1997. The decrease was primarily due to non-recurring costs incurred in 1997 due to a potential sale of a division.

     Income Taxes. The effective tax rate for the three month period ended September 30, 1998 was 48.7% compared to 40.2% for the prior year comparable period. This increase in the effective tax rate was due to the impact of non-deductible goodwill amortization expense from the Transaction.

     Income Before Extraordinary Item. As a result of the above, principally increased interest expense and goodwill amortization as a result of the Transaction, income before extraordinary item and excluding transaction expenses for the three month period ended September 30, 1998 decreased 49.8% to $1,043,000 from $2,076,000 in the comparable period in 1997.

Liquidity and Capital Resources

     The Company generated cash from operations of $1,124,000 for the nine month period ended September 30, 1998, compared to $7,281,000 for the nine month period ended September 30, 1997, and had cash on hand of $2,567,000 at September 30, 1998. For the period of July 23, 1998 to September 30, 1998, cash generated from operations includes payment of $10,773,000 for transaction related compensation including sale bonuses to management and the exercising of stock options. (See note 6 of the consolidated financial statements.)


     At September 30, 1998, the Company had working capital of $13,520,000 compared to working capital of $3,824,000 at December 31, 1997. The growth in working capital was primarily attributable to increases in cash, accounts receivable, inventories and a reduction in current maturities of long-term debt which were partially offset by increases in accounts payable and accrued liabilities. As the Company has no amounts outstanding on its revolving line of credit, the Company's cash and cash equivalents have temporarily accumulated pending payment of scheduled maturities of long-term debt and interest. Receivables and inventories have increased $3,156,000 and $1,751,000, respectively, as a result of revenue growth. The reduction in the current maturities of long-term debt is attributable to the Transaction. Accounts payable increased $1,466,000 with business activity and accrued liabilities grew $4,202,000 in part due to a $1,504,000 accrual for additional purchase price to be paid seller and a $1,615,000 increase in interest accruals due to the new debt structure.

     During the nine month period ended September 30, 1998, the Company utilized net cash provided by operations to fund capital expenditures of $4,217,000 primarily for revenue maintenance and growth. Nestaway invested

$1,405,000 as it continued to convert the production capacity of its Clinton, North Carolina facility to produce dishwasher racks for a new customer and purchased equipment to manufacture new formed wire products. Ames expended $1,856,000 on new ATF tools and related products for the rental market.

     Interest payments on the Notes and under the Bank Credit Agreement and amortization of the Term Loan represent significant obligations of the Company. The Company's remaining liquidity demands relate to capital expenditures and working capital needs. For the year ended December 31, 1997, the Company spent $3,475,000 on capital projects. The Company anticipates capital expenditures of approximately $5,200,000 in 1998.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Bank Credit Agreement. The Revolving Credit Facility provides the Company with $15,000,000 of borrowings, subject to availability under the borrowing base, amounts outstanding in letters of credit, and compliance with certain conditions. The borrowing base at September 30, 1998 exceeded $15,000,000. No borrowings were outstanding as of September 30, 1998. The Acquisition Facility provides the Company with $25,000,000 of borrowings, subject to customary conditions. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments. However, the Company's capital requirements may change, particularly if the Company should complete any material acquisitions or the Company undertakes an expansion of its production capacity as a result of new or increased requirements by a dishwasher manufacturer or other formed wire product customer. The ability of the Company to satisfy its capital requirements will be dependent upon its future financial performance and other factors, including factors beyond the Company's control.

Accounting Changes

     In 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income, minimum pension liability and foreign currency translation adjustments, in the consolidated statements of stockholder's equity. Prior periods have been restated to conform with SFAS 130 requirements.

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Due to the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosure.

Other Matters

     With the coming of the year 2000, there has been a great deal of publicity concerning computer information reporting and equipment failure due to hardware's and software's use of two-digit dates ("Year 2000"). Management is responsible for identifying the Company's computer systems affected by the Year 2000 issue and developing and executing a compliance plan. Each business unit has prepared and is in the process of implementing plans to replace current management information systems due to current hardware and software language obsolescence and the need to upgrade system capacities to management requirements. As a result, all business units expect their management information systems to be Year 2000 compliant prior to the end of 1999. The Company has spent approximately $960,000 for hardware, software and outside consultants and upgrading its systems since January 1, 1997 and estimates spending an additional $350,000 in the aggregate in 1998 and 1999. There is no guarantee, however, that such system replacements and modifications will be completed on time. The failure of the Company's suppliers and customers to address the Year 2000 issue could significantly impact the Company.

     As a result of dishwasher rack sourcing decisions made by its customers in 1996, the Company shut down a leased production facility in Canal Winchester, Ohio, and temporarily idled a second plant in Clinton, North Carolina. The Clinton facility resumed operations in 1997 when the Company was awarded a contract by a new dishwasher rack customer. The Beaver Dam, Kentucky plant, shut down in 1994 due to a customer's decision to utilize an alternative source of supply, was reopened in 1996 to produce dishwasher rack components, lower volume dishwasher racks, and other formed and coated wire products. During 1997 and 1996, the Company charged $624,000 and $980,000, respectively, of the costs incurred against a realignment reserve established in prior periods. The Company has no further reserves for the realignment of its production capacities as of December 31, 1997, and management believes its current manufacturing operations are properly positioned to service current and future customers.

Private Securities Litigation Reform Act Disclosure

     This report contains certain estimates and forward looking statements. Actual results could differ materially from those projected in the estimates and forward looking statement as a result of any number of factors. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include: (i) increased competition; (ii) increased costs; (iii) loss or retirement of key members of management and (iv) changes in general economic conditions in the markets in which the Company may from time to time compete. Many of such factors will be beyond the control of the Company and its management.

                         PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is subject to various federal, state, local and foreign laws and regulations governing environmental and employee health and safety matters, including the handling, the use, discharge and disposal of hazardous materials and pollutants. The Company believes that the conduct of its operations is in substantial compliance with current applicable environmental laws and regulations. Maintaining such compliance in the conduct of its operations has not had, and is not expected to have, a material adverse effect on the Company's financial condition or operating results. However, changes in laws or regulations or other circumstances might, individually or in the aggregate, have a material adverse effect on the Company's financial condition or operating results.

     On February 25, 1991, the New York State Department of Environmental Conservation ("NYSDEC") sent a notice letter to the Company alleging that it had documented the release and/or threatened release of "hazardous substances" and/or the presence of "hazardous wastes" at a property located in Buffalo, New York, formerly owned by Bliss and Laughlin Steel Company, a predecessor of the Company. NYSDEC determined that the Company, among others, may be a responsible party through its past ownership of the property. The site is currently listed on the New York State Registry of Inactive Hazardous Waste Disposal Sites. Environmental consultants engaged by the Company have established a range of estimated remediation costs of approximately $1,000,000 to $3,000,000, plus or minus 30% of those costs. The Company established an accrual of $3,900,000 for the remediation and associated costs.

     In 1997, the Company entered into an agreement with an adjoining landowner, who is obligated by NYSDEC to address environmental concerns at his property. By this agreement, the adjoining landowner agreed to accept responsibility for remediating the property formerly owned by the Company if a particular remedy for that property is ultimately approved by NYSDEC. On the advice of its environmental consultants, provided after reviewing available data about the Company's former property, the Company believes it is likely that NYSDEC will approve the remedy in question, but the Company can give no assurance that NYSDEC will in fact offer its approval. The Company paid the $520,000 payable under the agreement and has an exposure under the agreement of up to an additional $120,000 if contamination is more widespread than estimated by the Company's environmental consultants. In the event NYSDEC does not approve the remedy envisioned in the agreement with the adjoining landowner, the Company may terminate the agreement and demand the return of its payment with interest. In that case, the adjoining landowner would no longer be obligated to undertake the remediation of the property formerly owned by the Company.

     Of the consideration paid pursuant to the Merger Agreement, $5,000,000 was set aside in a special escrow account to cover environmental costs which may be incurred by the Company in connection with cleanup of the site and any damages or other required environmental expenditures relating to the site. The balance in the account, after payment of such costs, will be released to the former stockholders upon the first to occur of the approval by NYSDEC of the proposed remediation action or the confirmation by NYSDEC that remediation at the site has been completed in accordance with its then applicable decision in the matter (the "Early Release Date"). If, however, the Early Release Date occurs before the additional $120,000 is paid under the above-described agreement, the special escrow account will continue as to that $120,000 until it is paid or it has become clear that no claim will be made for such funds. In addition, if certain additional specified cleanup activities are not completed by the Early Release Date, an additional $80,000 will be withheld in the special escrow account until such cleanup is completed. If all of the funds in the special escrow account have not been released by the third anniversary of the Transaction Date, the funds remaining in the special escrow account will be disbursed to the Company to cover the remaining estimated costs, with the balance to be distributed to the former stockholders of the Company, in accordance with an agreement to be reached by the Company and the Stockholder Representative identified in the Merger Agreement, or upon failure of such parties to agree, through an arbitration procedure.

     The Company may also make claims against the warranty fund of the escrow fund for breach of certain representations and warranties in the Merger Agreement regarding other environmental matters for a period of 24 months after Transaction Date, subject to a specified threshold and deductible.

     The Company is aware of other formerly-owned sites at which activities similar to the operations previously conducted on the Buffalo, New York property have taken place. However, the Company has received no claims in connection with those sites, and has no information that would lead it to believe that any such claim is likely to be made. The Company is also a part-owner and landlord at a stainless steel and aluminum facility in Commerce, California that is leased to and operated by an unrelated company. The Company has received no claims against it in connection with this site, but the Company cannot rule out the possibility that it might incur some liability should a claim actually be made against it as current owner of the property.

     The Buffalo, New York property formerly owned by the Company was at one time used to mill uranium rods for the Atomic Energy Commission. The U.S. Department of Energy has since identified residual radioactivity in a building at the site. In 1996, the government estimated the costs of addressing the residual radioactivity at $965,000. Given the available data, the Company and its environmental consultants believe that a more likely total cost is less than $100,000. To date, no cleanup costs have been assessed against the Company.

     In addition, the Company has retained or assumed certain environmental liabilities and risks of future liabilities associated with businesses previously operated or acquired by it, including Bliss and Laughlin Steel Company. The Company does not believe that these retained or assumed liabilities and risks would be expected to have a material adverse effect on the Company's financial condition or operating results. However, changes in laws or regulations, liabilities identified or incurred in the future, or other circumstances, might (individually or in the aggregate) have such an effect.

     The Company is a defendant in a number of lawsuits incidental to its business. Including the environmental matters discussed above and taking into account the proceeds held in escrow pursuant to the Merger Agreement, the Company believes that none of these proceedings, individually, or in the aggregate, will have a material adverse effect on the Company's financial condition or operating results.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
  No.                             Description
-------                           -----------

 3.1*     Certificate of Incorporation of the Company, as amended

 3.2*     Bylaws of the Company

 4.1* Indenture, as supplemented, dated as of July 22, 1998 by and between the Company and State Street Bank & Trust Company National Bank, as Trustee, with respect to the 10.75% Senior Subordinated Notes due 2008, including the form of the Note

 10.1*    Axia Group, Inc. 1998 Stock Awards Plan

 10.2* Axia Finance Corp. Employee Stock Ownership Plan and 401(k) Plan to be renamed AXIA Incorporated Employee Stock Ownership and 401(k) Plan

 10.3* Axia Finance Corp. Employee Stock Ownership Plan and 401(k) Plan Trust Agreement to be renamed AXIA Incorporated Employee Stock Ownership and 401(k) Plan Trust Agreement

 10.8* Credit Agreement dated as of July 22, 1998 among Axia Finance Corp., AXIA Incorporated, Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc. and Paribas

 10.9* Security Agreement dated as of July 22, 1998 by and between Axia Finance Corp., AXIA Incorporated, Paribas and the Lenders named therein

 10.10* Pledge Agreement dated as of July 22, 1998 by and between AXIA Incorporated, Paribas and the Lenders named therein

 10.11* Letter Agreement dated June 23, 1998 by and among The Sterling Group, Inc., Axia Group, Inc., Axia Acquisition Corp. and each of their subsidiaries

 10.12* Form of Indemnity Agreement between AXIA Incorporated and each of its officers and directors

 10.13* Form of Tax Sharing Agreement among Axia Group, Inc., Axia Holdings Corp., AXIA Incorporated, Ames Taping Tool Systems, Inc. and TapeTech Tool Co., Inc.

* Filed as an exhibit to the Company's Form S-4 (Registration No. 333-64555) under an exhibit number identical to that described herein and incorporated herein by this reference

(b)  Reports on Form 8-K

          Form 8-K filed on July 6, 1998

                                  SIGNATURES


     Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AXIA INCORPORATED



Date: November 13, 1998             /s/ Lyle J. Feye
                                    ----------------------------------
                                    Lyle J. Feye
                                    Vice President Finance, Treasurer,
                                    Chief Financial Officer