Form 10-K405
period 1998-12-31
AXIA INC
filed 1999-03-31
CIK 12635

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             [ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                    OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from  __________ to __________

                       Commission file number 333-64555

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

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               (1)  Yes  X   No
                                        ---     ---
                               (2)  Yes  X   No
                                        ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

                                     PART I

Item 1.  BUSINESS


Cautionary Statements

     This document includes forward-looking statements. Forward-looking statements can be identified by the use of the future tense or other forward-looking terms such as "may", "intend", "will", "expect", anticipate", "plan", "management believes", "estimate", "continue", "should", "strategy" or "position" or the negatives of those terms or other variations on them or by comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate net sales, income or cash flow to service debt are forward-looking statements. The Company has based these forward-looking statements on the Company's current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about the Company, including, among other things: (i) increased competition; (ii) increased costs; (iii) loss or retirement of key members of management and (iv) changes in general economic conditions in the markets in which the company may from time to time compete.

     The Company undertakes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document might not occur.


Acquisition and Merger

     By agreement dated June 17, 1998, AXIA Acquisition Corp. ("Acquisition Co."), a company organized to effect the acquisition (the "Acquisition") of Axia Holdings Corp., entered into an Agreement and Plan of Merger (the "Merger Agreement") with Axia Holdings Corp. ("Holdings"), the parent of AXIA Inc. (the "Predecessor Company" prior to the date of the Transaction) to effect the acquisition for a purchase price of $155,250,000 (including the repayment of indebtedness), subject to certain post-closing adjustments. Upon completion of the Transaction (the "Transaction"): (i) Holdings and AXIA Incorporated (the "Company") became direct and indirect subsidiaries of AXIA Group Inc. ("Group" or "AXIA Group" the parent company of Acquisition Co.) and (ii) the Company became the primary obligor on borrowings made under the credit agreement (the "Bank Credit Agreement") and Senior Subordinated notes issued on the Transaction Date defined below.

     On July 22, 1998 (the "Transaction Date"), AXIA Group sold $28,000,000 of its common stock ("Common Stock") and contributed the proceeds thereof to Acquisition Co. (the "Equity Investment"). Axia Finance Corp., an indirect subsidiary of AXIA Group, borrowed approximately $39,250,000 under the Bank Credit Agreement and received approximately $100,000,000 in gross proceeds from the sale of subordinated notes. Such funds were used: (i) to effect the Acquisition pursuant to the Merger Agreement; (ii) to fund the Company's ESOP;
(iii) to repay existing indebtedness of the Company and (iv) to pay fees and expenses in connection with the Transaction.


General

     AXIA Incorporated. The Company is a leading designer, manufacturer, marketer and distributor of a diverse range of products in several niche markets including productivity enhancing construction tools, formed wire products, industrial bag closing equipment and flexible conveyors. Management believes the Company possesses strong market leadership positions in its primary markets. The Company believes that its market leadership position, brand name recognition, established national and international distribution networks, strong customer base and manufacturing expertise provide significant opportunities to grow sales of new and existing products within established markets, as well as expand into new markets. The Company believes that its diverse base of products and markets reduces exposure to any particular industry, product market or geographic region. The Company operates through three business units: Ames, Nestaway and Fischbein.

     Ames. Ames is the leading designer, manufacturer, marketer and distributor of Automatic Taping And Finishing ("ATF") tools, which are rented or sold to interior finishing contractors to finish drywall joints prior to painting, wallpapering or other forms of final treatment. ATF tools, invented by Ames in 1939, enable interior finishing contractors to finish drywall joints three to four times faster than less productive hand finishing methods. The Company is the leader in ATF tool rentals and sales in the markets in which it serves. The primary business of Ames is the rental and service of more than 140,000 ATF tools through its extensive distribution network throughout the U.S. and Canada. Ames also sells ATF tools under the TapeTech(R) and TapeMaster(R) brand names through an established independent network of dealers in the U.S. and Canada. In addition, Ames sells a variety of other drywall tools, finishing accessories and supplies through its network of Company-managed stores. The Company believes it has opportunities to increase Ames' revenues by expanding the use of ATF tools in the fast growing factory-built housing market, which is increasingly utilizing drywall rather than other materials. The Company also believes it has an opportunity to expand the use of ATF tools by converting interior finishing contractors from traditional hand finishing methods, particularly in the eastern and midwestern U.S. where the use of ATF tools is less prevalent than in the western U.S. Ames accounted for 41% of the Company's 1998 revenues.

     Nestaway. Nestaway is a leading manufacturer of formed wire products which are used for a variety of commercial and consumer product applications. Nestaway is North America's largest independent manufacturer of coated wire dishwasher racks and components which are sold to the major U.S. OEMs. Approximately 75% of dishwashers sold in the U.S. are replacements. Nestaway's primary OEM customers include Maytag, EBS-Bosch and Whirlpool/KitchenAid. Nestaway has had relationships with all major OEMs for an average of approximately 19 years. Nestaway also manufactures, on a contract basis, other close tolerance, welded, non-coated or coated formed wire products such as dish drainers, sink protectors, shower caddies, dryer racks, golf cart baskets, bucket bails, medical baskets and small gauge axles. The Company believes it has significant opportunities to increase Nestaway's revenues through: (i) increasing sales to existing customers; (ii) expanding its product offering and customer base by developing new formed wire business; (iii) expanding production in international markets and pursuing strategic acquisitions. Nestaway accounted for 35% of the Company's 1998 revenues.

     Fischbein. Fischbein is a leading world wide manufacturer and marketer of industrial bag closing and handling equipment and systems and a leading manufacturer and marketer of flexible conveyors and storage racks. Bag closing and handling systems products include: (i) portable and stationary industrial sewing heads and sewing systems for paper, textile and woven polypropylene bags;
(ii) industrial heat sealing and bag handling systems for paper and plastic bags; (iii) consumables, including thread and tape and (iv) service parts. Service parts, which provide a recurring base of revenue, accounted for approximately 20% of Fischbein's sales in 1998. Fischbein's bag closing products are used across a broad range of industries for packaging chemicals, minerals, agricultural and food products. In addition to bag closing products, Fischbein manufactures extendible, flexible, gravity and motorized conveyors and portable, nestable and stackable warehouse storage racks. Fischbein's flexible conveyors are used by retailers for loading and unloading tractor trailers at store sites and distribution centers. Storage racks are designed for factory and warehouse storage where flexibility in racking is desired and are sold to customers in various industries, including retail, distribution, food, chemical, pharmaceutical and textile. The Company believes it has opportunities to increase Fischbein's revenues by expanding the product offerings that can be sold through its extensive distribution network and by making strategic acquisitions. Fischbein accounted for 24% of the Company's 1998 revenues.

Revenue by business unit, including the results of the Predecessor Company, for fiscal years 1998, 1997 and 1996 appears below:


                               AXIA Incorporated
                           Revenue by Product Group
                                (in thousands)

                              1998               1997              1996
                         ---------------    --------------    --------------
Ames
  Tool Rentals           $ 30,441    26%    $ 27,382   26%    $ 25,016   24%
  Tool and  Store
   Merchandise Sales       17,698    15%      15,046   14%      12,999   12%
                         --------   ----    --------   ---    --------   ---

  Total                  $ 48,139    41%    $ 42,428   40%    $ 38,015   36%

Nestaway                 $ 41,441    35%    $ 35,268   34%    $ 39,655   38%

Fischbein                $ 27,535    24%    $ 27,104   26%    $ 27,117   26%

  Total Revenues         $117,115   100%    $104,800  100%    $104,787  100%


See Note 13 of the Notes to the Consolidated Financial Statements for additional segment data.


Products

     Ames. Ames' ATF tools are used in the construction industry by professional interior finishing contractors to finish and prepare drywall for painting or other forms of final treatment. ATF tools simultaneously apply joint tape and compound to all drywall joints and automatically dispense a controlled amount of joint compound for fast, efficient operation. For drywall finishers that prefer to purchase their ATF tools, Ames markets ATF tools under the TapeTech and TapeMaster brand names.

     Ames also offers its customers a wide variety of other products used in drywall finishing including corner rollers, flat finishers, corner finishers, nail spotters, loading pumps and finisher handles. Corner rollers embed joint tape firmly into an interior corner or ceiling angle, forcing out excess compound and leaving the angle ready for finishing. Corner finishers remove excess compound, feathering both sides at once and apply the second coat of compound for inside corners. Flat finishers are used to apply a final coat of joint compound over taped joints which does not require sanding. Nail spotters apply compound to nail or screw head dimples, preparing them for painting or other final treatment. Loading pumps are used to fill Ames' ATF tools, with joint compound. Finisher handles are specifically designed for use with Ames' products and allow the user to complete most of the taping and finishing work from the floor instead of using scaffolding or stilts. In addition, Ames' stores provide its customers with a variety of supplies and other products including hand finishing drywall tools, drywall finishing accessories, including spray rigs, power sanders, scaffolds and board handling devices, and drywall supplies, including compound, paper and mesh joint tape and corner bead.

     Nestaway. Nestaway's products consist of formed, coated and non-coated wire products used for a variety of commercial and consumer product applications. Nestaway's primary focus is on producing dishwasher racks for OEMs. Nestaway also manufactures, on a contract basis, other close tolerance, welded, non-coated or coated formed wire products such as dish drainers, sink protectors, shower caddies, dryer racks, golf cart baskets, bucket balls, medical baskets and small gauge axles. Nestaway's engineers frequently work with each individual customer to design new or improved products which are tailored to meet that customer's specific needs.

     Fischbein. Fischbein manufactures a variety of bag closing equipment, flexible conveyors and storage equipment. Fischbein's bag closing products consist of a variety of hand-held and stationary industrial sewing and sealing units which utilize portable sewing machines, industrial sewing heads, sewing systems and heat sealing and handling systems. Portable sewing machines are hand-held and lightweight for low and moderate volume applications and are effective in closing a wide variety of bags, including paper and woven polypropylene. Industrial sewing heads are designed for continuous use in moderate to high volume applications and are used to close paper, textile and woven polypropylene bags. Sewing systems consist of pedestal-mounted sewing heads with integrated conveying capabilities. These systems can be integrated into new or existing bagging lines and can be fully automated. Heat sealing and handling systems are generally used for medium to high speed bag closing and sealing applications. These systems incorporate programmable logic controllers, pneumatics, airflow and hot melt adhesive technologies, and are used to close polyethylene bags, paper bags, heat sealable inner liners, pinch style bags and hot melt adhesive closures. Fischbein also provides service parts, consumables, accessories, thread and tape used with Fischbein equipment.

     Fischbein also offers flexible conveyors and storage racks marketed under the Nestaflex(R), Nestainer(R) and Postainer(TM) brand names. Nestaflex(R) products include a full line of conveyors for a wide variety of material handling applications where stationary conveyors do not provide adequate flexibility. These products are used by major retailers for loading and unloading tractor trailers at store sites, by distribution centers and also in light manufacturing operations. Nestainer(R) and Postainer(TM) products consist of large, welded steel racks designed for factory and warehouse storage and transportation purposes where changes in stored products and quantities make stationary racking inefficient or impractical. The stackable and nestable features of both systems maximize vertical storage capacity and their unique design allows for compact storage when not in use. Nestainer(R) products are also used as containers for transporting products.


Sales and Marketing

     The Company markets and sells its broad range of products to a wide variety of customers through an extensive sales and marketing network which utilizes full time sales representatives, franchisees and third party distributors. These sales efforts are enhanced by its product development staff, who work closely with customers to develop products which are customized to meet their specific needs.

     Ames. Ames' rental tool sales organization consists of over 100 individuals engaged in sales and marketing activities throughout North America. Ames' ATF rental tools reach drywall professionals in North America through over 135 distribution locations including 66 Company-managed stores and 58 franchised operations. Ames sells ATF tools under the TapeTech(R) and Tapemaster(R) brand names through a network of 260 dealers and distributors.

     Ames utilizes franchises, rental stations, field specialists and mobile operations to support its sales and marketing activities. Franchisees are typically major drywall and construction material distributors who operate multiple locations. Under its franchise arrangements, Ames trains franchisee personnel to demonstrate the advantages of using ATF tools, supplies Ames owned tools to the franchisee and uses the franchisees' employees to rent Ames tools to interior drywall finishers. Rental stations are used in locations where the usage of ATF tools cannot support stand-alone Company managed stores. Ames typically operates its rental stations within a drywall distribution yard owned by a third party, utilizing an Ames employee. Field specialists, who cover territories in well marked Ames vans, serve as direct marketers and on-site trainers, and operate as rental centers for job site customers.

     Nestaway. As a result of Nestaway's focus on OEMs, senior executives are directly involved in sales and marketing efforts. Nestaway's sales and marketing efforts also include technical, engineering and manufacturing employees who regularly communicate with their counterparts of the OEM customer.

     Fischbein. Fischbein's bag closing products are marketed and sold worldwide through a combination of Fischbein sales and marketing personnel as well as independent distributors and dealers and packaging machinery manufacturers. Fischbein's flexible conveyor and storage racks are marketed and sold in the United States through Fischbein sales and marketing personnel as well as through independent material handling dealers, primarily throughout the U.S. Fischbein has company managed distribution operations in Belgium, France, The United Kingdom, and Singapore.

Customers

     The Company's customers are diversified across each of the Company's business units. Ames' products are generally used by interior finishing contractors and Ames currently has over 10,000 active customer accounts with no single rental customer exceeding 1% of the Company's 1998 net revenues. Nestaway's products are sold to dishwasher manufacturers and other marketers of formed wire products, including major OEMs such as Maytag, Frigidaire, EBS-Bosch, Whirlpool/KitchenAid and General Electric. The Company's most significant OEM customer, Maytag, accounted for approximately 19% of the Company's consolidated revenues in 1998. The Company's contract with this customer requires cost reduction during its term. The inability of the Company to achieve manufacturing cost savings could lead to lower gross margins. The customers of other formed wire products currently include E-Z Go Division of Textron, Inc., Melex International, Allegiance Healthcare and a major consumer products company, whose purchases of dish drainers, shower caddies and other formed wire products totaled 11% of the Company's 1998 net revenues. The loss of either customer whose revenues are in excess of 10% of the Company's total net revenues could have a materially adverse effect on the Company. Fischbein's customers include companies in a variety of industries including the food, chemical, agriculture and other industries.

Operations

     Ames. Ames purchases proprietary ATF tool components from both domestic and foreign suppliers and either assembles the parts into finished tools in the Company's service centers or uses the parts to refurbish rental tools. These tools are then rented or sold through Ames' national distribution network. In addition, Ames cleans and refurbishes ATF tools at the end of each rental.

     Nestaway. Nestaway operates four manufacturing plants which are located near its major customers. Nestaway's manufacturing operations consist of wire preparation and forming, welding, coating and assembly and packaging. These manufacturing operations are highly automated and require high tolerance levels. The Company's processes include the use of robotics, custom designed manufacturing processes and tooling, the ability to weld up to 412 spots per unit and highly complex coating processes.

     Fischbein. Fischbein's manufacturing processes include precision machining, welding, final assembly and the integration of electronic controls. While most orders are for standard products, Fischbein also designs and builds custom systems.

Raw Materials and Suppliers

     The Company purchases steel, metal castings, aluminum and other raw materials from various suppliers. While all such materials are available from numerous independent suppliers, commodity raw materials are subject to fluctuations in price. There can be no assurance that severe shortages of such materials will not occur in the future, which could increase the cost of or delay the shipment of the Company's products and have a material adverse effect on the Company's operating results. Because such materials in the aggregate constitute significant components of the Company's cost of goods sold, fluctuations in price could have a material adverse effect on the Company's results of operations. Historically, the Company has passed on any increases in prices of raw materials to its customers. However, there can be no assurance that the Company will continue to be able to do so in the future.


Competition

     Each of the business units operates within competitive industries. The Company is not aware of any single competitor that competes with the Company along all three business lines.

     Ames products compete with alternative methods of drywall finishing and products of other ATF tool manufacturers and distributors. Ames' most significant competition is from traditional hand finishing by individual professional finishers. Ames stores also operate in a highly competitive environment with respect to the sale of drywall related merchandise which is generally based on price and convenience. Drywall related merchandise is available from contractor supply yards, building material retailers and other sources, many of which have greater resources than Ames.

     Nestaway's has one primary competitor selling to dishwasher OEMs. However, the majority of dishwasher racks are internally manufactured by OEMs. There can be no assurance that the Company's existing customers will not increase or establish in-house rack manufacturing capacity in the future. In 1996 and 1994, certain dishwasher rack customers decided to produce dishwasher racks in-house, resulting in a material decline in the Company's revenues. General Electric, Frigidaire and Whirlpool operate in-house dishwasher rack manufacturing operations. Competition is generally based on quality, flexibility, product design innovation, manufacturing efficiency and price. Nestaway's other non-coated and coated formed wire products operate in a highly competitive environment based on price, quality and delivery capability and includes many companies, none of which compete with Nestaway across all its product lines. There can be no assurance the Company will continue to innovate its products offering or continue to reduce manufacturing costs. Such inability to continue to innovate products or pass on manufacturing cost savings pursuant to contract terms or otherwise could lead to the loss of certain customers or lower gross margins.

     Fischbein competes with a variety of manufacturers, but does not compete with any one company across all its product lines.

Environmental Matters

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

     On February 25, 1991, the New York State Department of Environmental Conservation ("NYSDEC") sent a notice letter to the Company alleging that it had documented the release and/or threatened release of "hazardous substances" and/or the presence of "hazardous wastes" at a property located in Buffalo, New York, formerly owned by Bliss and

Laughlin Steel Company, a predecessor of the Company. NYSDEC determined that the Company, among others, may be a responsible party through its past ownership of the property. The site is currently listed on the New York State Registry of Inactive Hazardous Waste Disposal Sites. Environmental consultants engaged by the Company established a range of estimated remediation costs of approximately $1.0 million to $3.0 million, plus or minus 30% of those costs. The Company established an accrual of $3.9 million for the remediation and associated costs.

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

     Of the consideration paid pursuant to the Merger Agreement, $5 million was set aside in a special escrow account to cover environmental costs which may be incurred by the Company in connection with cleanup of the site and any damages or other required environmental expenditures relating to the site. The balance in the account, after payment of such costs, will be released to the former stockholders upon the first to occur of the approval by NYSDEC of the proposed remediation action or the confirmation by NYSDEC that remediation at the site has been completed in accordance with its then applicable decision in the matter (the" Early Release Date"). If, however, the Early Release Date occurs before the additional $120,000 is paid under the above-described agreement, the special escrow account will continue as to that $120,000 until it is paid or it has become clear that no claim will be made for such funds. In addition, if certain additional specified cleanup activities are not completed by the Early Release Date, an additional $80,000 will be withheld in the special escrow account until such cleanup is completed. If all of the funds in the special escrow account have not been released by the third anniversary of the Closing Date, the funds remaining in the special escrow account will be disbursed to the Company to cover the remaining estimated costs, with the balance to be distributed to the former stockholders of the Company, in accordance with an agreement to be reached by the Stockholder Representative and the Company, or upon failure of such parties to agree, through an arbitration procedure.

     The Company may also make claims against the warranty fund of the escrow fund for breach of certain representations and warranties in the Merger Agreement regarding other environmental matters for a period of 24 months after Closing Date, subject to a specified threshold and deductible.

     The Company is aware of other formerly-owned sites at which activities similar to the operations previously conducted on the Buffalo, New York property have taken place. However, the Company has received no claims in connection with those sites, and has no information that would lead it to believe that any such claim is likely to be made. The Company is also a part-owner and landlord at a facility in Commerce, California that is leased to and operated by an unrelated company. The Company has received no claims against it in connection with this site, but the Company cannot rule out the possibility that it might incur some liability should a claim actually be made against it as current owner of the property.

     The Buffalo, New York property formerly owned by the Company was at one time used to mill uranium rods for the Atomic Energy Commission. The U.S. Department of Energy has since identified residual radioactivity in a building at the site. In 1996, the government estimated the costs of addressing the residual radioactivity at $965,000. Given the available data, the Company and its environmental consultants believe that a more likely total cost is less than $100,000. To date, no clean up costs have been assessed against the Company.

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


Employees

     As of December 31, 1998, the Company had approximately 1,024 employees, of which approximately 156 were represented by two unions under contracts which expire in 2002 for 154 employees and 1999 for 2 employees. The Company believes that its relations with its employees are satisfactory.


Directors and Executive Officers

     The following table sets forth the name, age and position held by the directors, and executive officers of AXIA Group and the Company following the consummation of the Transaction. Each director is elected for a one year term or until such person's successor is duly elected and qualified.

          Name               Age                          Position
          ----               ---                          --------
     Gary L. Rosenthal        49      Chairman of the Board, President and Chief Executive Officer
     Lyle J. Feye             45      Vice President--Finance, Treasurer and Chief Financial Officer
     David H. Chesney         55      President and General Manager of Nestaway
     Ian G. Wilkins           59      President and General Manager of Fischbein
     Robert G. Zdravecky      52      President and General Manager of Ames
     Susan O. Rheney          39      Director
     Dennis W. Sheehan        64      Director
     C. Byron Snyder          50      Director

     Gary L. Rosenthal has served as Chairman of the Board since the transaction and as Chief Executive Officer and President since January 1999. Mr. Rosenthal is the President of Heaney Rosenthal, Inc., a private financial organization specializing in the acquisition of businesses, a position he has held since 1994. From 1990 to 1994, he was Chairman, and in 1994 assumed the additional titles of Chief Executive Officer and President of Wheatley TXT Corp., a publicly-traded oil field equipment manufacturer. From 1988 to 1990, he was a principal of the Sterling Group, ("Sterling"). From 1987 to 1988, he was a Senior Vice President of Cain Chemical, Inc. Mr. Rosenthal will continue to devote a portion of his time to business activities other than AXIA.

     Lyle J. Feye became Vice President-Finance, Treasurer and Chief Financial Officer of the Company in March 1994. From 1988 to March 1994, Mr. Feye was Corporate Controller and Assistant Treasurer of the Company. From 1975 to 1988, Mr. Feye served in various positions with the Continental Group Inc. (formerly the Continental Can Company), including divisional financial and accounting management.

     David H. Chesney became President and General Manager of Nestaway in 1991. From 1987 to 1991, Mr. Chesney served as General Manager of Lawrence Industries, a division of Electrolux, an assembler of vacuum cleaners and manufacturer of vacuum cleaner components, rubber and plastic hoses and electrical cord sets and harnesses. From

1967 to 1987, Mr. Chesney worked for General Electric Company where he held a variety of positions, the most recent being Materials Manager & Quality Assurance Manager with the Major Appliance Business Group.

     Ian G. Wilkins became President and General Manager of Fischbein in May 1994. From 1988 to May 1994, Mr. Wilkins was Chief Operating Officer and General Manager of HK Metalcraft Manufacturing, a manufacturer of metal assemblies, components and other precision products primarily for the auto industry. Mr. Wilkins' responsibilities included supervision of manufacturing, sales and customer service. From 1984 to 1988, Mr. Wilkins had responsibility for all operations of Scott Aviation, a Division of Figgie International, as Vice President of Manufacturing.

     Robert G. Zdravecky became President and General Manager of Ames in 1993. Mr. Zdravecky first joined the Company in 1986 as General Manager of Sales and Marketing for Ames. He was promoted to Vice President of the Construction Tool Group, a position he held until 1992, when his employment with the Company terminated as a result of the sale of two of the Company's divisions to The Stanley Works. He rejoined the Company in 1993 in his current position. From 1981 to 1986, Mr. Zdravecky served as Vice President-Marketing and Sales with Adhesive Engineering Company.

     Susan O. Rheney has been a principal of Sterling since February 1992. She worked as an independent financial consultant from December 1990 to January 1992. Prior to that time, from June 1987 to November 1990, she was an associate at Sterling. Ms. Rheney is also a director of Texas Petrochemical Holdings, Inc.

     Dennis W. Sheehan retired as President and Chief Executive Officer of the Company, concurrently with the Transaction, a position he had held since 1984. He joined the Company in 1977 as Vice President, General Counsel and Secretary. Mr. Sheehan was Chairman of the Board of Directors of Allied Healthcare Products, Inc., St. Louis, Missouri, a publicly-traded manufacturer and distributor of healthcare and related products. Mr. Sheehan passed away in March 1999.

     C. Byron Snyder is the President of Sterling City Capital, LLC, a Houston-based investment company specializing in consolidating privately owned businesses simultaneously with an initial public offering. Mr. Snyder was the owner and President of Relco Refrigeration Company, a distributor of refrigeration equipment, which he acquired in 1992. In February 1998, Relco Refrigeration Company was merged into Hospitality Companies, Inc. Prior to 1992, Mr. Snyder was the owner and chief Executive Officer of Southwestern Graphics International, Inc., a diversified holding company. Mr. Snyder is the Chairman of the Board of Directors of Integrated Electrical Services, Inc., a publicly traded national provider of electrical contracting and maintenance services in the commercial, industrial and residential markets.


The Board and Certain Board Committees

     The Company's Board supervises the management of the Company as provided by Delaware law.

     AXIA Group's Board  has established the following committees:

          The Audit Committee, which recommends independent public accountants to AXIA Group's Board, reviews the annual audit reports of AXIA Group and reviews the fees paid to AXIA Group's independent public accountants.

          The Compensation Committee which has the responsibility for supervising AXIA's executive compensation policies, administering employee incentive plans, reviewing officers salaries, approving significant changes in executive employee benefits and recommending to the Board such other forms of remuneration as it deems appropriate.

     The AXIA Group Board, acting as a committee of the whole, has the responsibility for considering nominations for prospective AXIA Group Board members. The AXIA Group Board will consider nominees recommended by other AXIA directors, stockholders and management provided that nominations by stockholders are made in accordance with AXIA Group's by-laws. AXIA Board may also establish other committees.

Compensation of Directors

     Directors of AXIA Group and the Company who are not employees of the Company receive an annual retainer of $15,000 and a fee of $500 for each meeting of the Board or any committee thereof that they attend. Directors who are also employees of the Company do not receive Director compensation.


Item 2.   PROPERTIES

Real Estate and Facilities

     The Company believes it has adequate capacity to meet the current requirements of its customers. The major properties of the Company are listed below. The Company also leases several offices, two service centers, a warehouse and 66 stores. These locations are historically leased on a short-term basis of one to five years to provide maximum flexibility. The business conducted at these leased locations is relocatable and no individual lease or location is material to the Company.

                                                       Size in
                Location                               Sq. Feet     Owned/Leased                Description
                --------                               --------     ------------                -----------
Garfield Heights, Cleveland, Ohio.......                120,000         Owned          Fabrication of dish drainer racks,
                                                                                       wire products and storage racks
                                                                                       and assembly of flexible conveyors

McKenzie, Tennessee.....................                 79,000         Owned          Fabrication of dishwasher racks

Beaver Dam, Kentucky....................                 64,000         Owned          Fabrication of dishwasher racks,
                                                                                       dishwasher rack components and
                                                                                       other formed wire products

Clinton, North Carolina.................                 60,000         Owned          Fabrication of dishwasher racks

Commerce, California(1).................                 54,500         Owned          Subleased

Statesville, North Carolina(2)..........                 50,000         Leased         Assembly and manufacture of
                                                                                       industrial sewing and packaging
                                                                                       machines

Livermore, California(3)................                 27,600         Leased         Office and warehouse space for the
                                                                                       manufacture, distribution, repair and
                                                                                       maintenance of ATF tools

Stone Mountain, Georgia(2)..............                 18,000         Leased         Office and warehouse space for the
                                                                                       manufacture, distribution, repair and
                                                                                       maintenance of ATF tools

Duluth, Georgia(4)......................                 16,000         Leased         General Office

Brussels, Belgium(5)....................                 11,000         Leased         Assembly and warehousing of
                                                                                       packaging machines

Hayward, California(6)..................                  8,000         Leased         Office, warehouse and parts
                                                                                       distribution

Union City, California(7)...............                  5,800         Leased         Warehousing, distribution and
                                                                                       assembly of sold ATF tools

Paris, France...........................                  5,200         Owned          Assembly and distribution of
                                                                                       packaging machines

Lombard, Illinois(6)....................                  4,800         Leased         General office



(1)  Property is 50% owned and leased to an unrelated party.
(2)  Lease expires in 2003.
(3)  Lease expires in 2000.
(4)  Lease expires in 2001.
(5)  Lease expires in 2006.
(6)  Lease expires in 1999.
(7)  Lease expires in 2000.

Item 3.   LEGAL PROCEEDINGS


     The Company is a defendant in a number of lawsuits incidental to its business. Including the environmental matters discussed below and taking into account the proceeds held in escrow pursuant to the Merger Agreement, the Company believes that none of these proceedings, individually, or in the aggregate, will have a material adverse effect on the Company's financial condition or operating results.

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

     In 1997, the Company entered into an agreement with an adjoining landowner, who is obligated by NYSDEC to address environmental concerns at his property. By this agreement, the adjoining landowner agreed to accept responsibility for remediating the property formerly owned by the Company if a particular remedy for that property is ultimately approved by NYSDEC. On the advice of its environmental consultants, provided after reviewing available data about the Company's former property, the Company believes it is likely that NYSDEC will approve the remedy in question, but the Company can give no assurance the NYSDEC will in fact offer its approval. The Company paid the $520,000 payable under the agreement and has an exposure under the agreement of up to an additional $120,000 if contamination is more widespread than estimated by the Company's environmental consultants. In the event NYSDEC does not approve the remedy envisioned in the agreement with the adjoining landowner, the Company may terminate the agreement and demand the return of its payment with interest. In that case, the adjoining landowner would no longer be obligated to undertake the remediation of the property formerly owned by the Company.

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



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is wholly-owned by Holdings and Holdings is wholly-owned by Group. There is no established public trading market for the common equity of the Company, Holdings, or Group.

Item 6.  SELECTED FINANCIAL DATA

                      AXIA INCORPORATED AND SUBSIDIARIES
                     SELECTED CONSOLIDATED FINANCIAL DATA
                                (in thousand $)

                                                                      Predecessor Company
                                              --------------------------------------------------------------------
                                               Period      Period       Year       Year        Year       Period       Period
                                               Ended       Ended        Ended       Ended      Ended       Ended       Ended
                                              --------    --------     --------   --------    --------    --------     -------
                                              Mar. 15     Dec. 31      Dec. 31     Dec. 31    Dec. 31      Jul. 22     Dec. 31
Income Statement Data:                          1994        1994        1995        1996        1997        1998        1998
-----------------------------------           --------    --------     --------   --------    --------    --------     -------
Net revenues                                   $18,593    $ 81,304     $104,326   $104,787    $104,800    $ 62,567     $ 54,548

Income from operations(3)                      $ 2,137    $ 11,759     $ 15,316   $ 18,347    $ 19,354    $    914     $  9,758

Interest expense                                 1,500       5,300        6,596      5,123       3,710       1,553        6,515
Other expense (income)                            (122)       (301)         493         18          37         205           71
                                               -------    --------     --------   --------    --------    --------     --------
Income (loss) before income taxes
  and extraordinary item                           759       6,760        8,227     13,206      15,607        (844)    $  3,172

Provision for income taxes                         315       3,116        3,338      5,730       6,412        (119)       1,679
                                               -------    --------     --------   --------    --------    --------     --------
Income (loss) before extraordinary item            444       3,644        4,889      7,476       9,195        (725)       1,493
Loss on early extinguishment of debt                --          --           --        614         772         682           --
                                               -------    --------     --------   --------    --------    --------     --------
Net income (loss)                              $   444    $  3,644     $  4,889   $ 6 ,862    $  8,423    $ (1,407)    $  1,493
                                               =======    ========     ========   ========    ========    ========     ========


Balance Sheet Data:
------------------

Current assets(2)                              $25,491    $ 25,262     $ 27,012   $ 26,211    $ 26,253    $ 32,966     $ 35,703
Total assets(2)                                $69,165    $104,397     $103,288   $ 99,331    $ 96,773    $104,241     $194,957
Current liabilities(2)                         $17,347    $ 17,390     $ 20,262   $ 18,849    $ 22,429    $ 38,679     $ 20,868
Long-term debt, less current maturities(2)     $45,956    $ 52,435     $ 43,507   $ 34,548    $ 20,439    $ 13,074     $131,020
Stockholder's equity (deficit)(1)(2)           $(7,058)   $ 20,796     $ 25,828   $ 32,118    $ 40,067    $ 38,596     $ 28,202


(1) As part of the recapitalization of the Predecessor Company, which occurred on December 21, 1989, AXIA paid a $65,695,000 cash dividend on common stock and recognized a $617,000 premium on the redemption of previously outstanding shares of preferred stock, resulting in a stockholders' deficit at the end of 1989 and the succeeding periods until the acquisition of the predecessor Company in 1994.

(2) Due to a substantial change in controlling interest in the Company, the Company reflected a complete change in the accounting basis of its assets and liabilities from historical cost to estimated fair value as of March 15, 1994 and July 22, 1998.

(3) Income from operations for the period ended July 22, 1998, includes $11,280,000 in Transaction related expense, including $10,773,000 in compensation related expenses from the sale of stock or options, or both, and payments pursuant to various employee incentive programs which were paid from the purchase price proceeds on the Transaction Date.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The Company is a leading designer, manufacturer, marketer and distributor of a diverse range of products in several niche markets including productivity enhancing construction tools, formed wire products, industrial bag closing equipment and flexible conveyors. The Company operates through three business units: Ames, Nestaway and Fischbein. Ames is the leading designer, manufacturer, marketer and distributor of ATF tools, which are rented or sold to interior finishing contractors to finish drywall joints prior to painting, wallpapering or other forms of final treatment. Nestaway is a leading manufacturer of formed wire products which are used for a variety of commercial and consumer product applications. Fischbein is a leading worldwide manufacturer and marketer of industrial bag closing and handling equipment and systems and a leading manufacturer of flexible conveyors and storage racks.

     By agreement dated June 17, 1998, AXIA Acquisition Corp. ("Acquisition Co."), a company organized to effect the acquisition (the "Acquisition") of Axia Holdings Corp., entered into an Agreement and Plan of Merger (the "Merger Agreement") with Axia Holdings Corp. ("Holdings"), the parent of AXIA Inc. (the "Predecessor Company" prior to the date of the Transaction) to effect the acquisition for a purchase price of $155,250,000 (including the repayment of indebtedness), subject to certain post-closing adjustments. Upon completion of the Transaction (the "Transaction"): (i) Holdings, and AXIA Incorporated (the "Company") became direct and indirect subsidiaries of AXIA Group ("Group" the parent company of Acquisition Co.) and (ii) the Company became the primary obligor on borrowings made under the bank credit agreement (the "Bank Credit Agreement") and Senior Subordinated notes issued on the Transaction Date defined below.

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

     The Company distributes certain of its products through subsidiaries located in Belgium, France, the United Kingdom, Singapore and Canada. The Company accounts for gains and losses resulting from foreign currency transactions in its consolidated statement of income. Income and expense items are translated at the average exchange rate for the period. The assets and liabilities of foreign subsidiaries are translated at the current rate of exchange at the balance sheet date. Balance sheet translation adjustments have been excluded from the results of operations and are reported as a separate component of stockholder's equity. As the Company's foreign revenues accounted for approximately 12% of the Company's 1998 net revenues, the results of the Company may be favorably or unfavorably affected to the extent the U.S. dollar weakens or strengthens versus the applicable corresponding foreign currency. The Company currently does not enter into hedging programs in an attempt to mitigate the fluctuations against the U.S. dollar.

     During the periods discussed below, except as may be noted, inflation and changing prices have not had, and are not expected to have a material impact on the Company's net revenues or its income from operations.

     In 1997, the Company repurchased and extinguished $9.3 million in principal of its 11% Senior Subordinated Notes due 2001 (the "2001 Notes"). The Company recorded a charge of $1.3 million, $0.8 million net of tax, for the redemption premium, the write-off of unamortized capitalized financing costs associated with the issuance of the 2001 Notes, the applicable original issue discount, and the expenses of the Transaction. In May 1998, the Company repurchased and extinguished the remaining $5.3 million in principal of its 2001 Notes, and similarly recorded a charge of $0.5 million, $0.3 million net of tax. As a result of the refinancing of its bank debt in 1996, the Company recorded a debt extinguishement charge of $1.0 million on a pretax basis, $0.6 million net of tax, due to the write-off of the unamortized capitalized financing costs related to the previous bank agreement.

     The proforma amounts for the twelve months ended December 31, 1998 include the applicable results of the Predecessor Company for the period ending July 22, 1998. The amounts for the years ended December 31, 1997 and December 31, 1996 are the results of the Predecessor Company.

Results of Operations

The table below summarizes the results of operations of the Company for the years indicated (in million $):

                                                     Years Ended December 31,
                                           Predecessor Company /(1)/         Proforma /(2)/
                                        ---------------------------------    --------------
                                             1996              1997               1998
                                        --------------    ---------------    --------------
                                          $        %        $         %        $         %
Net revenues
    Ames net revenues                   $ 38.0    36.2%   $ 42.4     40.4%   $ 48.1    41.1%
    Nestaway net revenues                 39.7    37.9      35.3     33.7      41.4    35.4
    Fischbein net revenues                27.1    25.9      27.1     25.9      27.6    23.5
                                        ------   -----    ------    -----    ------   -----
        Total net revenues               104.8   100.0     104.8    100.0     117.1   100.0
                                        ------   -----    ------    -----    ------   -----
Cost of revenues /(3)/                    57.0    54.4      56.9     54.3      63.1    53.9
                                        ------   -----    ------    -----    ------   -----
Gross profit /(3)/                        47.8    45.6      47.9     45.7      54.0    46.1
Selling, general, administrative
  expenses /(3)/                          23.5    22.4      23.8     22.7      26.3    22.4
Depreciation and amortization              6.0     5.7       4.7      4.5       5.7     4.9
                                        ------   -----    ------    -----    ------   -----
Income from operations                    18.3    17.5      19.4     18.5      22.0    18.8
Interest expense                           5.1     4.9       3.7      3.5       8.1     6.9
Other expense (income)                     0.0     0.0       0.1      0.1        .2      .2
                                        ------   -----    ------    -----    ------   -----
Income before income taxes
  and extraordinary items                 13.2    12.6      15.6     14.9      13.7    11.7
Provision for income taxes                 5.7     5.4       6.4      6.1       5.9     5.0
                                        ------   -----    ------    -----    ------   -----
Income before extraordinary items       $  7.5     7.2%   $  9.2      8.8%    $ 7.8     6.7%
                                        ======   =====    ======    =====     =====   =====

---------------------
/(1)/  Predecessor Company results exclude debt extinguishment costs.

/(2)/ Proforma results are the combined financial results of the Company including Predecessor Company prior to the Transaction and exclude transaction related expenses of $11.3 million, $7.0 million net of tax, and debt extinguishment cost of $.7 million. Transaction expenses include $10.8 in compensation from the sale of stock or options, or both, and payments pursuant to various employee incentive programs which were paid from the purchase price proceeds on the Transaction Date.

/(3)/  Excluding depreciation and amortization.

Year ended December 31, 1998 compared to year ended December 31, 1997.

     Net Revenues. Net revenues increased 11.7% to $117.1 million in 1998 from $104.8 million in 1997. The increase in net revenues was a result of increased rentals and sales of ATF tools and increased sales of drywall related merchandise, dishwasher racks, other formed wire products and material handling equipment.

     Ames' net revenues increased 13.4% to $48.1 million in 1998 from $42.4 million in 1997. The increase was primarily the result of an increase in both price and volume of rented ATF tools. Factory-built housing initiatives also results in higher ATF rental revenues. In addition Ames' revenues increased due to higher demand for drywall related merchandise and ATF tool sales. Ames benefited from the strength of the U.S. housing market.

     Nestaway's net revenues increased 17.2% to $41.4 million in 1998 from $35.3 million in 1997. The increase was the result of revenue growth of 11.3% in dishrack and dishrack component sales to OEM's and a 30.9% growth in revenues of formed wire products. Dishrack revenues improved primarily as a result of additional volumes with a new customer, a favorable nonrecurring $.4 million pricing adjustment, and volume growth with Nestaway's largest customer. Formed wire product revenues improved with added sales of traditional product lines such as dish drainers and shower caddies, together with revenues generated by new products including dryer racks and golf cart baskets.

     Fischbein's net revenues increased 1.8% to $27.6 million in 1998 from $27.1 million in 1997. The increase was primarily due to increased sales of flexible conveyors. Increased revenues from bag closing equipment in the U.S. and Europe were offset by declines in Asia and Latin America, two regions impacted by general adverse economic conditions.

     Gross Profit Excluding Depreciation and Amortization. Gross profit excluding depreciation and amortization increased 12.7% to $54.0 million in 1998 from $47.9 million in 1997. The increase in gross profit was primarily attributable to the net revenue increase discussed above. Gross profit without depreciation and amortization as a percentage of net revenues improved to 46.1% from 45.7%.

     Ames' gross profit improved with revenues. This improvement was offset by operating inefficiencies as the Bensenville, Illinois and Tucker, Georgia rental ATF tool repair operations were consolidated into a new facility in Stone Mountain, Georgia. Nestaway's gross profit margins improved with revenue growth. Nestaway also benefited from a one time refund and temporary reduction in workers' compensation insurance and a nonrecurring favorable pricing adjustment aggregating $773,000. Fischbein's gross profits improved due to continued cost reductions from its foreign parts sourcing program and additional machining centers which improved operating efficiencies and overhead absorption.

     Selling, General and Administrative Expenses Excluding Depreciation and Amortization. Selling, general and administrative expenses excluding depreciation and amortization increased 10.5% to $26.3 million in 1998 from $23.8 million in 1997. Selling expenses increased due to additional personnel, travel and entertainment, and advertising. The Company also incurred an increase in professional services expense due to additional legal assistance to establish new benefit plans and assistance in the preparation of multiple federal and state tax returns.

     Depreciation and Amortization. Depreciation and amortization increased 21.2% to $5.7 million from $4.7 million in 1997. This was primarily attributable to an increase in goodwill amortization from the Transaction.

     Interest Expense. Interest expense increased to $8.1 million in 1998 from $3.7 million in 1997. The increase was the result of the acquisition of the Company and resultant increase in debt.

     Other Expense. Other expense was $0.2 million in 1998 compared to other expense of $0.1 million in 1997.

     Income Taxes and Income before Extraordinary Item. The effective tax rate for 1998 was 43.1% compared to 41.0% for the prior year comparable period. This increase in the effective tax rate was primarily due to the impact of non-deductible amortization expense. Income before an extraordinary item and excluding transaction related expense decreased 15.2% to $7.8 million from $9.2 million in 1997. The decrease was primarily attributable to an increase in interest expense as discussed above.

Year ended December 31, 1997 compared to year ended December 31, 1996.

     Net Revenues. Net revenues were unchanged at $104.8 million in 1997 compared to 1996. Excluding the loss of an OEM customer in the second quarter of 1996, consolidated net revenues grew 4.3% over the prior year period. The loss of the OEM customer was offset by the increase in the rental and sale of ATF tools and drywall related merchandise sales through Company-managed stores. Bag closing equipment revenues in Latin America also increased. Currency changes resulted in a reduction in revenues of $1.6 million from 1996.

     Ames' net revenues increased 11.6% to $42.4 million in 1997 from $38.0 million in 1996. ATF tool rental sales increased $2.5 million primarily due to both price and volume increases in rented ATF tools. Drywall related merchandise sales also improved $0.9 million as product offerings were expanded and additional marketing programs were developed to improve store sales. ATF tool sales increased $1.0 million in part due to the addition of new distribution locations.

     Nestaway's net revenues decreased 11.1% to $35.3 million in 1997 from $39.7 million in 1996. The decrease was primarily attributable to the loss of the aforementioned OEM customer, which resulted in a decline in revenues of $4.3 million. Offsetting this decline were increased sales to a new OEM which accounted for $0.6 million in revenues in 1997.

     Fischbein's net revenues were unchanged at $27.1 million in 1997 compared to 1996. Fischbein recorded revenue growth in its bag closing product line in the U.S., Latin America and Europe of $0.7 million. Revenues from Europe, however, were negatively impacted by foreign currency translation rate changes which reduced revenues by $1.6 million. Excluding this event, bag closing revenues would have increased $2.3 million. Specific marketing programs directed towards Latin American markets improved revenues by $1.1 million. Revenues from storage racks declined $0.7 million primarily as a result of lower demand.

     Gross Profit excluding Depreciation and Amortization. Gross profit excluding depreciation and amortization increased to $47.9 million in 1997 from $47.8 million in 1996. The improvement was primarily related to rental revenue growth within the Ames business unit. Additionally, gross profit as a percentage of net revenues improved to 45.7% from 45.6%.

     Ames' gross profit improved as a result of rental revenue increases together with a reduction in tool refurbishment costs as a result of foreign outsourcing of parts and programs to reduce parts consumption. Nestaway's gross profit declined primarily due to product mix with a higher proportion of sales in lower margin non-dishwasher rack formed wire products and the impact of the startup of several new products including shower caddies, golf cart baskets and dishwasher racks for a new OEM customer offset by the elimination of certain fixed costs associated with the closure of a leased production facility in 1996. Fischbein's profit margins continued to improve due to cost reduction programs and improved operating efficiencies at the Statesville, North Carolina bag closing production facility. Fischbein also implemented a foreign parts sourcing program which resulted in lower components costs.

     Selling, General and Administrative Expenses Excluding Depreciation and Amortization. Selling, general and administrative expenses excluding depreciation and amortization increased 1.2% to $23.8 million in 1997 from $23.5 million in 1996. This was primarily attributable to an increase in bad debt expense accompanying increased revenue within the Ames business unit. The Company also recorded an increase in administrative and selling compensation. These increases were offset by lower insurance, benefits and amortization expense. Ames also recorded lower facility rental expenses with the closure of a training center. As a percentage of net revenues, selling, general and administrative expenses increased slightly to 24.2% in 1997 from 24.0% in 1996.

     Depreciation and Amortization. Depreciation and amortization decreased 21.7% to $4.7 million in 1997 from $6.0 million in 1996. The decrease was primarily due to a reduction in depreciation recorded at Nestaway's Clinton, North Carolina plant and the permanent closure of a second facility.

     Interest Expense. Interest expense decreased to $3.7 million in 1997 from $5.1 million in 1996. The decrease was the result of a reduction in outstanding debt, a reduction in the interest rate on its revolving credit agreement as a result of a bank credit refinancing which occurred in June 1996 and the repurchase of a portion of the 2001 Notes in May 1997 utilizing a lower cost bank line of credit.

     Other Expense. Other expense was $0.1 million in 1997. In 1997, the Company recorded a gain on the sale of an investment. This income was offset by expenses related to efforts to sell one of the Company's divisions and the loss incurred on disposal of fixed assets.

     Income Taxes and Income before Extraordinary Item. The effective tax rate for the year ended 1997 was 41.0% compared to 43.2% in 1996. The decrease was due to a reduction in the estimate of state and foreign tax liabilities. Income before an extraordinary item increased 22.7% to $9.2 million in 1997 form $7.5 million in 1996 as a result of the factors discussed above.

Liquidity and Capital Resources

     The Company generated cash from operations of $6.9 million in 1998 compared to $11.7 million in 1997 and had cash on hand of $5.9 million at December 31, 1998. The decline in cash generated from operations was primarily attributable to Transaction related expenses of $11.3 million, $7.0 million net of tax, including $10.8 million in compensation from the sale of stock or options, or both, and payments pursuant to various employee incentive programs. The compensation payments were deducted from the purchase price discussed in Item I BUSINESS--Acquisition and Merger prior to distribution of net proceeds to former shareholders.

     At December 31, 1998, the Company had working capital of $14.8 million compared to working capital of $3.8 million at December 31, 1997. The increase in working capital was due to an increase in cash, accounts receivable, inventories and a reduction in the current maturities of long term debt. Receivables increased 10.8% as a result of revenue growth. Inventory growth was the result of higher merchandise and parts inventories to support revenue growth at Ames and increases at Fischbein as a result of slower market growth in Latin America and temporary inventory accumulation in Europe. Current maturities of long term debt declined due to the Company's new debt structure after the Transaction.

     During 1998, the Company utilized net cash provided by operations to fund capital expenditures of $4.4 million primarily for revenue maintenance and growth. This includes investment to convert a facility to production of dishwasher racks for a new customer, the purchase of equipment to manufacture new formed wire products, and to increase rental tools due to revenue growth and specific requirements of factory built housing customers.

     With consummation of the Transaction, interest payments on the Notes and under the Bank Credit Agreement and amortization of the Term Loan represent significant obligations of the Company. The Company's remaining liquidity demands relate to capital expenditures and working capital needs. For the year ended December 31, 1998, the Company spent $4.4 million on capital projects. The Company projects capital expenditures of approximately $7.0 million in 1999, although the amount is subject to change based on numerous factors.

     The Company's primary sources of liquidity is cash flows from operations and borrowings under the Bank Credit Agreement. The Revolving Credit Facility provides the Company with $15.0 million of borrowings, subject to availability under the borrowing base. The Acquisition Facility provides the Company with $25.0 million borrowings, subject to customary conditions. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments. However, the Company's capital requirements may change, particularly if the Company should complete any material acquisitions. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

Accounting Changes

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Holding Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted Transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts, either to hedge existing risks or for speculative purposes. Accordingly, management does not expect implementation of this standard to affect its financial statements.

Other Matters

     With the coming of the year 2000, there has been a great deal of publicity concerning computer information reporting and equipment failure due to hardware's and software's use of two-digit dates ("Year 2000"). Management is responsible for identifying the Company's computer systems affected by the Year 2000 issue and developing and executing a compliance plan. Each business unit has prepared and is in the process of implementing plans to replace current management information systems due to current hardware and software language obsolescence and the need to upgrade system capacities to management requirements. As a result, all business units expect their management information systems to be Year 2000 compliant in 1999. The Company has spent approximately $1.1 million and estimates an additional $.2 million in the aggregate in 1999 to upgrade its management information systems. There is no guarantee, however, that such systems replacements and modifications will be completed on time. The failure of the Company's suppliers and customers to address the Year 2000 issue could significantly impact the Company.

     Nestaway and Fischbein expect their information systems projects to be complete by the end of the second quarter of 1999. Neither business unit has developed a detailed contingency plan due to the lack of complexity in the system upgrades, and advanced status of the installation. The Ames information system, however, is heavily customized and includes accounting applications, merchandise inventory control, rental tool inventory control and other applications. Ames' management anticipates completion of the project in the third quarter of 1999. Should this not be the case, partial installation will have occurred and contingency plans will be developed for selected applications on which installation may be delayed.

     Management believes that production equipment and engineering CAD systems will be Y2K compliant by the end of the second quarter of 1999.

     As a result of dishwasher rack sourcing decisions made by its customers in 1996, the Company shut down a leased production facility in Canal Winchester, Ohio, and temporarily idled a second plant in Clinton, North Carolina. The Clinton facility resumed operations in 1997 when the Company was awarded a contract by a new dishwasher rack customer. The Beaver Dam, Kentucky plant, shut down in 1994 due to a customer's decision to utilize an alternative source of supply, was reopened in 1996 to produce dishwasher rack components, lower volume dishwasher racks, and other formed and coated wire products. During 1997 and 1996, the Company charged $0.6 million and $1.0 million, respectively, of the costs incurred against a facility realignment reserve established in prior periods. The Company has no further reserves for the realignment of its production capacities as of December 31, 1998, and management believes its current manufacturing operations are properly positioned to service current and future customers.

Risk Factors

     Substantial Leverage. In connection with the consummation of the Transaction, the Company incurred a significant amount of indebtedness outstanding and has significant debt service requirements. In addition, the Indenture will permit the Company to incur or guarantee additional indebtedness, including indebtedness under the Bank Credit Agreement, subject to certain limitations. The Company has additional borrowing capacity on a revolving credit basis under the Bank Credit Agreement and on a term basis to fund future acquisitions under the Acquisition Facility of the Bank Credit Agreement.

     The Company's high degree of leverage could have important consequences to the holders of the Notes, including but not limited to the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations is required to be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes, including its operations and future business opportunities; (iii) certain of the Company's borrowings, including certain borrowings under the Bank Credit Agreement, are at variable rates of interest, which expose the Company to the risk of increased interest rates; (iv) the indebtedness outstanding under the Bank Credit Agreement is secured by substantially all the assets of the Company and will mature prior to the maturity of the Notes and (v) the Company's leveraged position and the covenants contained in its debt instruments could limit the Company's flexibility to adjust to changing market conditions and its ability to withstand competitive pressures, and the Company may be more vulnerable to a downturn in general economic conditions or in its business or be unable to carry out capital spending that is important to its growth and productivity improvement programs.

     The Company is required to make scheduled principal payments under the Bank Credit Agreement. The company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness, including the Notes, depends on its financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control, including the strength of the general economy, interest rates, unscheduled plant shutdowns, increased operating costs, raw material and product prices, and regulatory developments. There can be no assurance that the Company will maintain a level of cash flow from operations sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness (including the Notes).

     If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, or seek to obtain additional equity capital or restructure or refinance its debt (including the Notes). There can be no assurance that such alternative measures would be successful or would permit the Company to meet its scheduled debt service obligations. In the absence of such operating results and resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. The Bank Credit Agreement and the Indenture restrict the Company's ability to sell assets and use the proceeds therefrom. There can be no assurance as to the ability of the Company to consummate such sales or the proceeds which the Company could realize therefrom or that such proceeds would be adequate to meet the obligations then due.

     Restrictive Financing Covenants; Cross-Default Risks. The Bank Credit Agreement and the Indenture contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets or merge, incur additional indebtedness, incur guarantee obligations, prepay the Notes or amend the Indenture, pay dividends, create liens on assets, enter into sale and leaseback transaction, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and will otherwise restrict corporate activities. In addition, under the Bank Credit Agreement, the Company is required to comply with specified financial ratios and tests.

     The Company's ability to comply with the covenants and restrictions contained in the Bank Credit Agreement and the Indenture may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the Bank Credit Agreement or the Indenture which would permit the lenders under the Bank Credit Agreement or the holders of the Notes, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and the commitments of the lenders under the Bank Credit Agreement to make further extensions of credit could be terminated. In addition, in the event of a default under the Bank Credit Agreement, in certain circumstances the lenders under the Bank Credit Agreement could prevent the Company from making any payments on the Notes. There can be no assurance that in the event of any such default the Company will have adequate resources to repay in full principal, premium, if any, and interest on the Notes.

     Competition. Each of the business units operates within competitive industries. The Company is not aware of any single competitor that competes with the Company along all three business lines. (See "Business-Competition")

     Reliance on Major Customers. One of Nestaway's dishwasher rack customers accounted for 19% of the Company's 1998 revenues. Since the contract with this customer requires cost reductions during its term, the inability of the Company to achieve manufacturing cost savings could lead to lower gross margins. Another Nestaway customer who markets dish drainers, shower caddies, and other formed wire products accounted for 11% of the Company's 1998 revenues. A loss of either or both of these customers could have a material adverse effect on the Company.

     In each of 1994 and 1996 the Company discontinued operations at certain of its facilities, in each case as a result of a decision by certain major dishwasher rack customers to produce dishwasher racks in-house. In each instance the company's revenues were adversely affected. No assurance can be given that such actions by the Company's dishwasher rack customers will not recur. Pursuant to the Company's requirement contracts, a decrease in sales by the company's customers may cause a decrease in the revenues derived by the Company under such requirements contracts.

     Risks Relating to Acquisition Strategy. The Company's strategy includes making acquisitions, but there can be no assurance that suitable acquisition candidates will continue to be available. In addition, acquisitions that the Company may make will involve risks, including the successful integration and management of acquired technology, operations and personnel. The integration of acquired businesses may also lead to the loss of key employees of the acquired companies and diversion of management attention from ongoing business concerns. There can be no assurance that any additional acquisitions will be made, that the Company will be able to obtain additional financing needed for such transactions and, if any acquisitions are so made, that they will be successful.

     Fluctuations in Raw Materials Cost and Supply. The Company purchases steel, metal castings, aluminum and other raw materials from various suppliers. There can be no assurance that severe shortages of such materials will not occur in the future, which could increase the cost or delay the shipment of the Company's products and have a material adverse effect on the Company's operating results. Because such materials in the aggregate constitute significant components of the Company's cost of goods sold, fluctuations in price could have a material adverse effect on the Company's results of operations. Historically, the Company has passed on any increases in prices of raw materials to its customers. However, there can be no assurance that the company will be able to do so in the future.

     General Economic Conditions. The industries in which the Company operates are affected by changes in general economic conditions, including national, regional and local slowdowns in home building, remodeling, construction and other industrial activity, all of which are outside of the Company's control. There can be no assurance that economic slowdowns, adverse economic conditions, cyclical trends, increases in interest rates and other factors will not have a material adverse effect on the Company's consolidated operating results or financial condition.

     Potential Legacy Liabilities. The Company has retained or assumed certain environmental liabilities and risks of future liabilities associated with businesses previously operated or acquired by it, including Bliss and Laughlin Steel Company. The Company does not believe that these retained or assumed liabilities and risks would be expected to have a material adverse effect on the Company's financial condition or operating results. However, changes in laws or regulations, liabilities identified or incurred in the future, or other circumstances, might (individually or in the aggregate) have such an effect. In addition, the Company is currently addressing certain legacy liabilities of this nature.

     Foreign Sales and Operations. In 1998 approximately 12% of the Company's net revenues were derived from foreign sales and operations and export sales. A portion of these net revenues are derived from sales in countries that have recently experienced economic downturns. There can be no assurance that the Company's net revenues will not be affected by these economic downturns in such countries. In addition, a portion of the Company's anticipated growth is expected to come from foreign sales and operations. Foreign sales and operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations, including unexpected changes of interpretations thereof. Other risks include partial or total expropriation; export duties and quotas; currency exchange rate fluctuations; restrictions on repatriation of funds; the disruption of operations from labor and political disturbances, insurrection, or war; and the requirements of partial local ownership of operations in certain countries. Furthermore, customer credit risks are exacerbated in foreign sales and operations because there often is little information available about the credit histories of customers in certain countries.

     The value of the Company's foreign sales and earnings may vary with currency exchange rate fluctuations. To the extent that the Company does not take steps to mitigate the effects of changes in relative values, changes in currency exchange rates could have an adverse effect upon the Company's results of operations, which in turn could adversely affect the ability of the Company to meet its debt obligations, including payments on the Notes.

     Year 2000 Issue. The Company faces "Year 2000" issues. Year 2000 issues exist when dates are recorded using two digits (rather than four) and are then used for arithmetic operations, comparisons or sorting. A two-digit recording may recognize a date using "00" as 1900 rather than 2000, which could cause the Company's computer systems to perform inaccurate computations. The Company has undertaken substantial steps to eliminate Year 2000 risk, including determining which of its systems require replacement or modification, and implementing an action plan in response thereto, portions of which have been completed to date. The Company's Year 2000 issues relate not only to its own systems but also those of its customers and suppliers. It is anticipated that systems replacements and modifications will resolve the Year 2000 issue with respect to the Company's internal systems. There is no guarantee, however, that such systems replacements and modifications will be completed on time, which could significantly impact the Company. In addition, the failure of the Company's suppliers and customers to address the Year 2000 issue could also significantly impact the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

     The Company is exposed to some market risk due to the floating interest rate under its Bank Credit Agreement. As of December 31, 1998, the Bank Credit Agreement had a principal balance of $35.5 million at an average floating interet rate of 7.64% per annum. A 1.0% increase in interest rates could result in a $0.4 million annual increase in interest expense on the existing principal balance (See also Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Risk Factors).

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company called for by this
Item 8, together with the report thereon of the independent accountants dated March 9, 1999, are set forth on pages 26 to 59 inclusive. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.



                               AXIA INCORPORATED

                   Index to Consolidated Financial Statements



                                                                           Pages
Consolidated Balance Sheets as of December 31, 1998 and 1997                26

Consolidated Statements of Stockholder's Equity and Comprehensive           27
Income for the periods ended December 31, 1998, and July 22, 1998, and the years ended December 31, 1997, and December 31, 1996

Consolidated Statements of Income for the periods ended December 31,        28
1998, and July 22, 1998, and the years  ended December 31, 1997, and December 31, 1996

Consolidated Statements of Cash Flows for the periods ended                 29
December 31, 1998, and July 22, 1998, and the years ended
December 31, 1997, and December 31, 1996

Notes to the Consolidated Financial Statements                             30-57

Independent Auditors' Report                                               58-59

                                    PART I
Item 1.  Financial Statements
                      AXIA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1998 AND DECEMBER 31, 1997
                            (Dollars in thousands)

                                                                 Predecessor Company
                                                                 -------------------
                                                   December 31,     December 31,
                                                       1998             1997
                                                   ------------  -------------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                            $  5,904        $ 1,310
  Accounts receivable, net                               14,133         12,759
  Inventories                                            11,092          9,155
  Prepaid income taxes and other current assets           1,135            436
  Deferred income tax benefits                            3,439          2,593
                                                       --------        -------
     Total Current Assets                              $ 35,703        $26,253
                                                       --------        -------

PLANT AND EQUIPMENT, AT COST:
  Land                                                 $    984        $   508
  Buildings and improvements                              4,600          6,620
  Machinery and equipment                                18,750         24,741
  Equipment leased to others                             10,113          7,139
                                                       --------        -------
                                                       $ 34,447        $39,008
  Less: Accumulated depreciation                          1,758         14,938
                                                       --------        -------
     Net Plant and Equipment                           $ 32,689        $24,070
                                                       --------        -------

OTHER ASSETS:
  Goodwill, net                                        $107,633        $33,505
  Intangible assets, net                                    807            703
  Deferred charges, net                                  18,097         12,182
  Other assets                                               28             60
                                                       --------        -------
     Total Other Assets                                $126,565        $46,450
                                                       --------        -------

TOTAL ASSETS                                           $194,957        $96,773
                                                       ========        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                 $  4,655        $10,925
  Accounts payable                                        4,334          4,021
  Accrued liabilities                                    11,868          7,219
  Accrued income taxes                                       11            264
                                                       --------        -------
     Total Current Liabilities                         $ 20,868        $22,429
                                                       --------        -------

NON-CURRENT LIABILITIES:
  Long-term debt, less current maturities              $131,020        $20,439
  Other non-current liabilities                           7,970         10,883
  Deferred income taxes                                   6,750          2,955
                                                       --------        -------
     Total Non-Current Liabilities                     $145,740        $34,277
                                                       --------        -------

  Commitments and contingencies                        $      -        $     -

  Common stock held by ESOP                            $  1,620        $     -
  Less: Note receivable from ESOP                        (1,473)             -

STOCKHOLDER'S EQUITY:
  Common stock ($.01 par value; 100 shares
    authorized, issued and outstanding)                $      -        $     -
  Additional paid-in capital                             26,511         16,723
  Retained earnings                                       1,482         23,818
  Accumulated other comprehensive income                    209           (474)
                                                       --------        -------
     Total Stockholder's Equity                        $ 28,202        $40,067
                                                       --------        -------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $194,957        $96,773
                                                       ========        =======

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                       AXIA INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                           AND COMPREHENSIVE INCOME
           FOR THE PERIODS OF JULY 23, 1998 TO DECEMBER 31, 1998 AND
                        JANUARY 1, 1998 TO JULY 22, 1998
          AND THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996
                             (Dollars in thousands)


                                                                                    Other Comprehensive Income
                                                                        ---------------------------------------------------
                                      Common     Additional             Minimum     Cumulative    Accumulated      Compre-
                                      Stock      Paid-in     Retained   Pension     Translation   Other Compre-    hensive
                                      Par Value  Capital     Earnings   Liability   Adjustments   hensive Income   Income
                                      ---------  ----------  --------   ---------   -----------   --------------   -------

Predecessor Company:

BALANCE, DECEMBER 31, 1995             $     -    $ 16,723   $  8,533    $ (54)        $ 626          $ 572

 Net income                                  -           -      6,862        -             -              -        $ 6,862
 Cumulative translation adjustment           -           -          -        -          (302)          (302)          (302)
 Other, net of tax of $167                   -           -          -     (270)            -           (270)          (270)
                                                                                                                   -------
 Comprehensive income                                                                                              $ 6,290
                                       -------    --------   --------    -----         -----          -----        =======

BALANCE, DECEMBER 31, 1996             $     -    $ 16,723   $ 15,395    $(324)        $ 324          $   -
                                       =======    ========   ========    =====         =====          =====

 Net income                                  -           -      8,423        -             -              -        $ 8,423
 Cumulative translation adjustment           -           -          -        -          (616)          (616)          (616)
 Other, net of tax of $88                    -           -          -      142             -            142            142
                                                                                                                   -------
 Comprehensive income                                                                                              $ 7,949
                                       -------    --------   --------    -----         -----          -----        =======

BALANCE, DECEMBER 31, 1997             $     -    $ 16,723   $ 23,818    $(182)        $(292)         $(474)
                                       =======    ========   ========    =====         =====          =====

 Net income                                  -           -     (1,407)       -             -              -         (1,407)
 Cumulative translation adjustment           -           -          -        -           (64)           (64)           (64)
                                                                                                                   -------
 Comprehensive income                                                                                              $(1,471)
                                       -------    --------   --------    -----         -----          -----        =======

BALANCE, JULY 22, 1998                       -    $ 16,723   $ 22,411    $(182)        $(356)         $(538)
                                       =======    ========   ========    =====         =====          =====


AXIA Incorporated:

 Acquisition Adjustments:
    Eliminate Predecessor
    Company Equity                     $     -    $(16,723)  $(22,411)    $182         $ 356          $ 538        $     -
 Contribution from Holdings                  -      26,500          -        -             -              -              -
 Net income                                  -           -      1,493        -             -              -          1,493
 Cumulative translation adjustment           -           -          -        -           210            210            210
 Other                                       -          11        (11)      (1)            -             (1)           (12)
                                                                                                                   -------
 Comprehensive income                                                                                              $ 1,691
                                       -------    --------   --------    -----         -----          -----        =======

BALANCE DECEMBER 31, 1998              $     -    $ 26,511   $  1,482     $ (1)        $ 210          $ 209
                                       =======    ========   ========     ====         =====          =====

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE PERIODS OF JULY 23, 1998 TO DECEMBER 31, 1998 AND
                       JANUARY 1, 1998 TO JULY 22, 1998
          AND THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996
                            (Dollars in thousands)


                                                                                        Predecessor Company
                                                                      --------------------------------------------------------
                                                    July 23, 1998     January 1, 1998    January 1, 1997     January 1, 1996
                                                          to                 to                 to                  to
                                                  December 31, 1998    July 22, 1998    December 31, 1997   December 31, 1996
                                                  ------------------  ----------------  ------------------  ------------------


  Net sales                                                 $40,417           $46,257            $ 77,418            $ 79,771
  Net rentals                                                14,131            16,310              27,382              25,016
                                                            -------           -------            --------            --------

Net revenues                                                $54,548           $62,567            $104,800            $104,787

  Cost of sales                                              25,675            28,228              48,526              49,096
  Cost of rentals                                             4,219             4,979               8,422               7,840
  Selling, general and administrative expenses               11,799            14,507              23,786              23,476
  Depreciation and amortization                               3,097             2,659               4,712               6,028
  Transaction expenses                                            -            11,280                   -                   -
                                                            -------           -------            --------            --------

Income from operations                                      $ 9,758           $   914            $ 19,354            $ 18,347

  Interest expense                                            6,515             1,553               3,710               5,123
  Interest income                                               (88)               (9)               (367)                (39)
  Other expense (income), net                                   159               214                 404                  57
                                                            -------           -------            --------            --------

Income (loss) before income taxes
  and extraordinay item                                     $ 3,172           $  (844)           $ 15,607            $ 13,206

  Provision for income taxes                                  1,679              (119)              6,412               5,730
                                                            -------           -------            --------            --------

Income (loss) before extraordinary item                     $ 1,493           $  (725)           $  9,195            $  7,476

Extraordinary item:
  Loss on early extinguishment of debt,
    net of income taxes of $404, $479, and $410,
    respectively                                                  -               682                 772                 614
                                                            -------           -------            --------            --------

Net income (loss)                                           $ 1,493           $(1,407)           $  8,423            $  6,862
                                                            =======           =======            ========            ========


        The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                       AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIODS OF JULY 23, 1998 TO DECEMBER 31, 1998, AND
                        JANUARY 1, 1998 TO JULY 22, 1998
          AND THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996
                             (Dollars in thousands)

                                                                                   Predecessor Company
                                                                           --------------------------------------------------------
                                                         July 23, 1998     January 1, 1998    January 1, 1997     January 1, 1996
                                                               to                 to                 to                  to
                                                       December 31, 1998    July 22, 1998    December 31, 1997   December 31, 1996
                                                       ------------------  ----------------  ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------
Net income (loss)                                              $   1,493           $(1,407)           $  8,423            $  6,862
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
   activities:
   Depreciation and amortization                                   3,543             2,824               5,099               6,716
   Extraordinary item-writeoff of capitalized
    financing costs and original issue discount                        -               843                 826               1,024
   Deferred income tax provision (benefit)                          (498)             (506)                623                 398
   Loss (gain) on disposal of fixed assets                            20                52                 159                  14
   Gain on sale of investment                                          -                 -                (559)                  -
   Allocated ESOP shares                                             147                 -                   -                   -
   Provision for losses on accounts receivable                       990               999               2,169               1,499
   Provision for obsolescence of inventories                          86               (80)                 79                 592
   Loss (gain) on pension expense                                   (138)             (191)               (231)               (275)
   Changes in assets and liabilities:
     Accounts receivable                                            (720)           (2,587)             (4,557)                (15)
     Inventories                                                    (663)           (1,239)               (426)               (501)
     Accounts payable                                             (1,066)            1,250                 442                (433)
     Accrued liabilities                                          (6,505)           11,199              (1,244)               (437)
     Other current assets                                             41               (90)                (14)                270
     Income taxes payable                                          1,553            (2,458)              1,532                (151)
     Other non-current assets                                        (91)             (273)               (642)               (176)
     Other non-current liabilities                                   130               226                  51                  25
                                                               ---------           -------            --------            --------
  Net Cash from Operating Activities                           $  (1,678)          $ 8,562            $ 11,730            $ 15,412

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        $    (978)          $(3,468)           $ (3,475)           $ (3,862)
   Proceeds from sale of fixed assets                                 15                 4                 357                  55
   Proceeds from sale of investment                                    -                 -               1,459                   -
   Acquisition of Predecessor Company
     (net of cash acquired)                                     (120,784)                -                   -                   -
                                                               ---------           -------            --------            --------
  Net Cash from Investing Activities                           $(121,747)          $(3,464)           $ (1,659)           $ (3,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments on new Revolving Credit Loan                   $  (2,750)          $     -            $      -            $      -
   Net payments on prior Revolving Credit Loan                    (8,900)            4,400               4,500                   -
   Payments of other long-term debt                              (19,871)           (8,319)            (15,931)            (34,566)
   Proceeds from other long-term debt                            139,250                 -                 944              25,411
   Payments of deferred financing costs                           (7,352)                -                   -                (426)
   Contribution from parent                                       26,500                 -                   -                   -
   Other equity transactions                                          (9)              (58)                 37                (301)
                                                               ---------           -------            --------            --------
  Net Cash from Financing Activities                           $ 126,868           $(3,977)           $(10,450)           $ (9,882)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        $      44           $   (14)           $    (27)           $    (52)
                                                               ---------           -------            --------            --------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                  $   3,487           $ 1,107            $   (406)           $  1,671

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   2,417             1,310               1,716                  45
                                                               ---------           -------            --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   5,904           $ 2,417            $  1,310            $  1,716
                                                               =========           =======            ========            ========


        The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                       AXIA INCORPORATED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 1  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     AXIA Incorporated (the "Company") is a diversified manufacturer and marketer of (i) formed and coated wire products, (ii) material handling and storage equipment, (iii) industrial bag closing equipment, and (iv) tools and other products for finishing drywall in new, manufactured, and renovated housing and commercial construction. (See Note 13 for further discussion of the Company's business segments.)

  On July 22, 1998, the Company was acquired as part of a merger.  (See Note 2.)

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

Principles of Consolidation

  The Consolidated Financial Statements include those of the Company and all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

  Assets and liabilities of foreign subsidiaries are translated at the current rate of exchange at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments have been excluded from the results of operations and are reported as a separate component of Stockholder's Equity and Other Comprehensive Income. Gains and losses resulting from foreign currency transactions, which are not material, are included in the Consolidated Statements of Income.

Environmental Costs

  Environmental costs are expensed unless the expenditures extend the economic useful life of the assets. Costs that extend the economic life of the assets are capitalized and depreciated over the remaining life of such assets. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.

Disclosures About Fair Value of Financial Instruments

  In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, accounts payable and certain accrued expenses because of the short maturities of those instruments. Likewise, the carrying amount of the Term and ESOP loans approximate their fair values due to the variable interest rates on these obligations. The fair values of 10.75% Senior Subordinated Notes are estimated based upon quoted market values. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.

Cash and Cash Equivalents

     Cash equivalents are carried at cost, which approximates market. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories have been reduced to reflect the Company's estimate of slow moving and obsolete inventory.

Income Taxes

     Income tax provisions are made for the estimated amount of income taxes on reported earnings which are payable currently and in the future.

     As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the deferred tax provision is determined using the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statements and the tax basis of assets and liabilities as determined using presently enacted tax laws and the appropriate tax rates.

Plant and Equipment

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

     Depreciation is provided over the following useful lives:

                 Buildings and improvements.........2-26 years
                 Machinery and equipment............2-10 years
                 Equipment leased to others..........5-7 years

     The original cost and related accumulated depreciation of assets sold or retired are removed from the applicable accounts, with any gain or loss resulting from the transaction included in income.

     Plant, property and equipment assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of plant, property and equipment is not recoverable, the carrying amount of such assets is reduced to estimated recoverable value.

Deferred Charges, Intangible Assets and Goodwill

     Amortizable loan costs, organization costs, patents, customer lists, and other intangible assets and deferred charges are stated in the accompanying Consolidated Balance Sheets net of amortization and are amortized over their estimated useful lives, which range from 2 to 16 years.

     Goodwill represents the excess purchase price paid over the estimated fair value of the net assets acquired in the July 22, 1998 merger discussed in
Note 2. Goodwill is stated net of amortization and is being amortized on a straight-line basis over the estimated period of benefit of 40 years (see Note
6). Goodwill and other intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of goodwill and other intangible assets is not recoverable, the carrying amount of such assets is reduced to estimated recoverable value.

Revenue Recognition

     Revenue from product sales are recognized at shipment of products to the customer. Rental revenues are recorded over the rental term.

New Accounting Pronouncements

     In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 121 did not have a material impact on the financial position or results of operations of the Company.

     In 1998, the Company adopted the new disclosure standards discussed below. Results of operations and financial position were unaffected by implementation of these new standards.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS No. 132, "Employer's Disclosures about Pensions and Other Post-retirement Benefits," standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer considered useful. It does not change the measurement or recognition of these plans.

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, management does not expect implementation of this standard to affect its financial position or the results of operations.


NOTE 2  ORGANIZATION AND PRESENTATION

  By agreement dated June 17, 1998, AXIA Acquisition Corp. ("Acquisition Co."), a company organized to effect the acquisition (the "Acquisition") of Axia Holdings Corp., entered into an Agreement and Plan of Merger (the "Merger Agreement") with Axia Holdings Corp. ("Holdings"), the parent of AXIA Inc. (the "Predecessor Company" prior to the date of the Acquisition) to effect the acquisition for a purchase price of $155,250,000 (including the repayment of specified indebtedness), subject to certain post-closing adjustments. Upon completion of the transaction (the "Transaction"): (i) Holdings and AXIA Incorporated (the "Company") became direct and indirect subsidiaries of AXIA Group ("Group" the parent company of Acquisition Co.) and (ii) the Company became the primary obligor on borrowings made under the bank credit agreement (the "Bank Credit Agreement") and Senior Subordinated notes issued on the Transaction Date defined below.

  The Merger Agreement contains indemnification provisions binding each of the parties to the Merger Agreement. Pursuant to such provisions, each of the parties has agreed to indemnify each other for breaches of representations, warranties and covenants. In addition, the selling stockholders, limited to the amount set forth below, agreed to indemnify the Company for certain working capital deficiencies, increases in tax liabilities, and for certain environmental and litigation matters. In connection with the indemnity provisions, $15,000,000 of the purchase price was placed into an escrow account, including $12,000,000 to cover specified indemnification claims and $3,000,000 to cover purchase price adjustments. Subsequent to the transaction date, the selling stockholders received an additional $1,738,000 as a result of increased working capital on the Transaction Date.

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


NOTE 3  MERGER AND REFINANCING EFFECTS

  Goodwill of the Predecessor Company as of December 31, 1997, primarily represents the excess purchase price paid over the fair value of the net assets acquired when a group of investors, including management, purchased the Predecessor Company in 1994.

  Goodwill of the surviving company as of December 31, 1998, represents the excess purchase price paid over the estimated fair value of the net assets acquired, excluding Predecessor Company goodwill, in the July 22, 1998 merger. The merger was accounted for under the purchase method of accounting and resulted in goodwill of $108,837,000 recorded on the Transaction Date. Goodwill is stated net of amortization and is being amortized on a straight-line basis over forty years. (See Note 6.)

  The Predecessor Company recorded expenses related to the transaction including compensation related expenses of $10,773,000 from the sale of stock or option payments, or both, and payments pursuant to various employee incentive programs as a result of the transaction which were paid from purchase price proceeds on the Transaction Date. This amount is included as "Transaction expense" in the accompanying Consolidated Statements of Income.

     Certain assets and liabilities were revalued upon the July 22, 1998 acquisition to reflect their then-current estimated fair values. The following table summarizes those revaluations including the goodwill recorded in the merger (in thousands).


                                                      July 22, 1998
                                                      --------------

                                                         Subsequent
                                                         to merger

          Total current assets                           $  29,336
          Net property plant and equipment                  33,581
          Total other assets                               128,022
          Total current liabilities                        (16,061)
          Long-term debt, less current maturities         (133,698)
          Other non-current liabilities                    (14,680)
                                                         ---------
          Net assets (liabilities)                       $  26,500
                                                         =========

     Financing costs paid or accrued by the Company and associated with the debt issued in the refinancing totaled $7,352,000 and are included above in other assets. Such costs were deferred and will be amortized over the term of the issued debt.

     The following table illustrates the unaudited pro forma results of operations of the Company for the periods ended December 31, 1997 and December 31, 1998 as if the merger and refinancing occurred on January 1, 1997 (in thousands):


                                                   Periods Ended
                                        ------------------------------------
                                        December 31, 1997  December 31, 1998
                                            Pro Forma          Pro Forma
                                        -----------------  -----------------
          Net revenues                       $104,800           $117,115
          Income from operations               17,167             20,726
          Income before income taxes            2,962              6,286
          Net income                              866              3,301

     The preceding pro forma balances include the effect of an increase in goodwill amortization, adjustments to depreciation expense as a result of the revaluation of fixed assets, an increase in interest expense as a result of the new debt structure, a reduction in the annual management fee, the addition of an ESOP plan, the elimination of transaction related expenses and debt extinguishment costs, and the income tax effect of these adjustments. The results are not necessarily indicative of the results which would actually have occurred if the merger and refinancing had taken place on January 1, 1997.

NOTE 4  ACCOUNTS RECEIVABLE

     Trade accounts receivable are stated net of allowance for doubtful accounts. Transactions affecting the allowance for doubtful accounts are shown in the following table (in thousands):



                                                                  Predecessor Company
                                                        --------------------------------------
                                         December 31,   July 22,   December 31,   December 31,
                                             1998         1998         1997           1996
                                         ------------   --------   ------------   ------------
     Balance, beginning of period           $   -        $1,846      $ 1,491         $ 1,140
     Additions, charged to income             990           999        2,169           1,499
     Deductions, write-off
      of uncollectible accounts,
      net of recoveries                      (116)         (647)      (1,814)         (1,148)
                                            -----        ------      -------         -------

     Balance, end of period                 $ 874        $2,198      $ 1,846         $ 1,491
                                            =====        ======      =======         =======


     The Company is a diversified distributor, marketer and manufacturer of a wide range of high quality products used in the construction industry and agricultural and durable goods businesses. As such, its customers range from individual entrepreneurs to large corporations. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable.


NOTE 5  INVENTORIES

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The cost elements included in inventories are material, labor and factory overhead.

     Inventories, net of reserves of $531,000 and $528,000 as of December 31, 1998 and 1997, respectively, consist of (in thousands):

                                                                  Predecessor Company
                                                                  -------------------
                                               December 31,           December 31,
                                                  1998                    1997
                                               ------------           ------------
               Raw materials                       $ 4,752                $4,146
               Work in process                       1,176                 1,058
               Finished goods                        5,164                 3,951
                                                   -------                ------
                 Total inventories                 $11,092                $9,155
                                                   =======                ======

NOTE 6  GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGES

     Goodwill, intangible assets and deferred charges consist of the following (in thousands):


                                                                     Predecessor Company
                                                                     -------------------
                                              December 31,              December 31,
                                                  1998                      1997
                                              ------------              ------------
               Goodwill                         $108,837                   $37,072
               Less amortization                   1,204                     3,567
                                                --------                   -------
                Goodwill, net                   $107,633                   $33,505
                                                ========                   =======

               Patents                          $    187                   $   496
               Computer software                     646                       711
               Other intangibles                      18                       563
                                                --------                   -------
                Subtotal                        $    851                   $ 1,770
               Less amortization                      44                     1,067
                                                --------                   -------
                Intangible assets, net          $    807                   $   703
                                                ========                   =======

               Prepaid pension costs            $  7,400                   $ 8,049
               Life insurance deposits             3,638                     3,467
               Deferred financing costs            7,352                     1,040
               Other deferred charges                152                       161
                                                --------                   -------
                Subtotal                        $ 18,542                   $12,717
               Less amortization                     445                       535
                                                --------                   -------
                Deferred charges, net           $ 18,097                   $12,182
                                                ========                   =======


     Total amortization expense related to the above assets was $1,693,000 for the period ended December 31, 1998, $664,000 for the period ended July 22, 1998, and $1,236,000 and $1,842,000 for the years ended December 31, 1997 and 1996, respectively. As a result of the early extinguishment of debt, the Predecessor Company wrote off $410,000, $314,000 and $1,024,000 of unamortized financing costs for the period ended July 22, 1998, and the years ended December 31, 1997 and December 31, 1996, respectively.


NOTE 7  ACCRUED LIABILITIES

   Accrued liabilities consist of the following (in thousands):


                                                                      Predecessor Company
                                                                      ------------------
                                                December 31,             December 31,
                                                    1998                     1997
                                                ------------             ------------
               Salaries, wages, vacations and
                payroll taxes                     $ 2,660                   $2,588
               Insurance                            1,057                    1,546
               Interest                             4,785                      483
               Other current liabilities            3,366                    2,602
                                                  -------                   ------

                 Total accrued liabilities        $11,868                   $7,219
                                                  =======                   ======

NOTE 8 LONG-TERM DEBT

     Long-term debt, inclusive of capitalized lease obligations which are not material, is as follows (in thousands):


                                                                  Predecessor Company
                                                                  -------------------
                                                  December 31,        December 31,
                                                      1998               1997
                                                  ------------        -----------
     10.75% Senior Subordinated Notes               $100,000            $     -
     11.00% Senior Subordinated Notes                      -              9,749
     Term Loan                                        34,167             15,732
     ESOP Loan                                         1,313                  -
     Revolving Credit Loan                                 -              4,500
     Other                                               195              1,383
                                                    --------            -------
      Total Debt                                    $135,675            $31,364
     Less: Current Maturities                          4,655             10,925
                                                    --------            -------

      Total Long-Term Debt                          $131,020            $20,439
                                                    ========            =======

     The 11.00% Senior Subordinated Notes above are stated net of unamortized discount of $501,000 as of December 31, 1997. The carrying amount of the Term Loan and ESOP Loan approximates their fair value as the interest rates are variable. The fair value of the 10.75% Senior Subordinated Notes at December 31, 1998 was $100,500,000 as determined by market quotations.

Scheduled Principal Payments

     Scheduled principal payments of long-term debt outstanding at December 31, 1998, including capitalized lease obligations, are (in thousands):

                                                       Senior
                            Term        ESOP        Subordinated
                            Loan        Loan           Notes         Other
                           -------     -------      ------------     -----
       1999                $ 4,188      $  391        $      -        $ 76
       2000                  4,669         369               -          52
       2001                  6,021         369               -          39
       2002                  7,003         184               -          24
       2003                  7,986           -               -           4
       Subsequent years      4,300           -         100,000           -
                           -------      ------        --------        ----
        Total              $34,167      $1,313        $100,000        $195
                           =======      ======        ========        ====

     The scheduled maturities above include an estimated prepayment in 1999 related to an excess cash flow payment required under the Bank Credit Agreement. The amounts outstanding under revolving credit agreements are recorded as current maturities in the accompanying Consolidated Balance Sheets.

     The Company made the following interest payments for the periods ended December 31, 1998, and July 22, 1998, and the years ended December 31, 1997, and December 31, 1996 (in thousands):

                                                       Predecessor Company
                                            --------------------------------------------
                           December 31,     July 22,      December 31,      December 31,
                              1998           1998            1997              1996
                           ------------     --------      ------------      ------------
     Interest payments        $1,281         $1,871          $3,551            $4,399

Bank Credit Agreement

     On the Transaction Date, the Company and its domestic subsidiaries entered into a credit agreement (the "Bank Credit Agreement") which included a term loan ("Term Loan") with an original principal amount of $35,000,000, a $1,500,000 term loan for an ESOP (the "ESOP Loan"), an aggregate $25,000,000 in principal amount available for acquisitions (the "Acquisition Facility"), and a non-amortizing revolving credit loan ("Revolving Credit Facility") of up to $15,000,000, including up to $2,000,000 of letters of credit. The Company, at closing, borrowed $35,000,000 on the Term Loan, $1,500,000 of the ESOP Loan and $2,750,000 against the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are subject to a borrowing base as determined per the agreement and the satisfaction of certain conditions. At December 31, 1998, there were no borrowings under the Revolving Credit Facility.

     The Revolving Credit Facility, Acquisition Facility, Term Loan and ESOP Term Loan (collectively, the "Loans") bear interest at an alternate base rate, as defined in the agreement, based in part on a prime rate, or at a LIBOR rate, in each case plus an applicable margin, which is initially 2.25% for LIBOR rate advances and 1.00% for alternate base rate advances. The applicable margin may be adjusted based on the ratio of total debt to EBITDA, as defined, and will range from 0% to 1.00% for alternate base rate advances and 1.00% to 2.25% for LIBOR rate advances. The weighted average interest rate at December 31, 1998 was 7.64%.

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

     Borrowings under the Acquisition Facility (which are available until September 2001) are subject to certain conditions precedent, including delivering certain information to the Lenders about the proposed acquisition, the delivery of guarantees and security documents as to the proposed acquisition and the conformance of the acquisition to certain criteria.

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

     Under the Bank Credit Agreement, the Company is required to satisfy certain financial covenants, including (i) a fixed charge coverage ratio; (ii) a minimum net worth test; (iii) a ratio of total debt to EBITDA and (iv) a minimum interest coverage ratio, all as defined in the agreement. The Company was in compliance with its loan covenants at December 31, 1998.

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


NOTE 9  CAPITAL STOCK

     At December 31, 1998, the Company had 100 shares of common stock, par value $.01 per share, authorized, issued and outstanding, all of which are owned by Holdings which is 100% owned by Group.

NOTE 10 INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities presented in the financial statements and the amounts used for income tax purposes. Deferred tax assets and liabilities were composed of the following (in thousands):


                                                                Predecessor Company
                                                                -------------------
   Deferred Income Tax Assets                    December 31,      December 31,
   Current Assets                                    1998              1997
   --------------                                ------------      ------------

   Inventory valuation                              $   778           $   601
   Bad debt reserves                                    893               706
   Professional services                                344               163
   Insurance accruals                                   312               466
   Rental tool repair                                   203               203
   Environmental costs                                  199                 6
   Other, net                                           710               448
                                                    -------           -------
   Total deferred tax asset                         $ 3,439           $ 2,593
                                                    =======           =======


   Deferred Income Tax Assets (Liabilities)      December 31,      December 31,
   Noncurrent Assets (Liabilities)                   1998              1997
   -------------------------------               ------------      ------------

   Depreciation & amortization                     $(6,888)          $(3,890)
   Pension plans                                    (2,630)           (2,879)
   Insurance accruals                                  383               382
   Tax accruals                                        135               212
   Post-retirement benefits (except pensions)        1,789             1,548
   Environmental costs                                 191             1,415
   Other, net                                          270               257
                                                   -------           -------
   Total deferred tax (liability), net             $(6,750)          $(2,955)
                                                   =======           =======

     The components of the income tax provision, excluding the amount attributable to the extraordinary item, are as follows (in thousands):

                                                            Predecessor Company
                                                    ------------------------------------
                                      December 31,  July 22,  December 31,  December 31,
                                          1998        1998        1997          1996
                                      ------------  --------  ------------  ------------
   U.S. and state taxes payable          $1,940      $ 187       $5,013        $4,700
   Foreign taxes payable                    237        200          776           632
                                         ------      -----       ------        ------
     Taxes currently payable             $2,177      $ 387       $5,789        $5,332
   Deferred taxes, net                     (498)      (506)         623           398
                                         ------      -----       ------        ------
     Total provision                     $1,679      $(119)      $6,412        $5,730
                                         ======      =====       ======        ======

     Income (loss) before income taxes and extraordinary items of the Company's domestic and foreign operations are as follows (in thousands):

                                                            Predecessor Company
                                                    ------------------------------------
                                      December 31,  July 22,  December 31,  December 31,
                                          1998        1998        1997          1996
                                      ------------  --------  ------------  ------------
   Domestic                              $2,600     $(1,266)     $14,285       $11,832
   Foreign                                  572         422        1,322         1,374
                                         ------     -------      -------       -------

     Total                               $3,172     $  (844)     $15,607       $13,206
                                         ======     =======      =======       =======

     A reconciliation between the statutory and the effective income tax rates, excluding the amount attributable to the extraordinary item, is as follows:

                                                                       Predecessor Company
                                                             ---------------------------------------
                                              December 31,   July 22,   December 31,   December 31,
                                                  1998         1998         1997           1996
                                              -------------  ---------  -------------  -------------

      Statutory income tax rate                   34.0%       (34.0)%       34.0%          34.0%
      Non-deductible expenses including
        amortization                              14.4%        26.3 %        3.5%           3.7%
      State income taxes, net
        of federal income
        tax benefit                                3.4%         (.5)%        2.5%           3.1%
      Other, net                                   1.1%        (5.8)%        1.1%           2.6%
                                                  -----       ------        -----          -----
      Effective income tax rate                   52.9%       (14.0)%       41.1%          43.4%
                                                  =====       ======        =====          =====

     The Company made the following income tax payments, net of refunds, during the periods ended December 31, 1998, and July 22, 1998, and the years ended December 31, 1997, and December 31, 1996 (in thousands):

                                                  Predecessor Company
                                          ------------------------------------
                            December 31,  July 22,  December 31,  December 31,
                                1998        1998        1997          1996
                            ------------  --------  ------------  ------------

      Income taxes paid         $ 453      $2,313      $3,795        $4,691

     The Company does not record deferred income taxes applicable to undistributed earnings of foreign subsidiaries. The Company considers these earnings to be invested for an indefinite period. If such earnings were distributed, the U.S. income taxes payable would not be material as the resulting liability would be substantially offset by foreign tax credits.

NOTE 11  EMPLOYEE BENEFITS

Retirement Benefit Plans

     The Company's pension plans provide benefits for substantially all employees. A majority of plan assets are invested in cash, bonds, domestic and international equities and real estate. Pension costs are funded by the Company at a rate necessary to maintain the plans on an actuarially sound basis. Reconciliation of the benefit obligations, plan assets at fair value and the funded status of the plans are as follows (in thousands):

                                                                           Predecessor Company
                                                                           --------------------
                                                          December 31,         December 31,
                                                              1998                 1997
                                                          ------------         ------------
Benefit obligation at beginning of year                     $29,179              $25,209
Service cost                                                  1,258                1,127
Interest cost                                                 1,991                1,726
Actuarial loss                                                1,266                3,144
Benefit payments                                             (2,204)              (2,027)
                                                            -------              -------
Benefit obligation at end of year                            31,490               29,179

Fair value of plan assets at beginning of year               36,996               32,144
Actual return on plan assets                                  3,228                6,879
Benefit payments                                             (2,204)              (2,027)
                                                            -------              -------
Fair value of plan assets at end of year                     38,020               36,996

Plan assets at fair value less benefit obligation            (6,530)              (7,817)
Unrecognized prior service cost                                   -                  (31)
Unrecognized gain (loss)                                       (346)                  (8)
                                                            -------              -------
Net amount recognized                                       $(6,876)             $(7,856)
                                                            =======              =======

Amounts recognized in the Consolidated Balance Sheet:
   Prepaid benefit cost                                     $ 7,400              $ 8,049
   Accrued benefit liability                                   (525)                (520)
   Accumulated other comprehensive income                         1                  327
                                                            -------              -------
    Net asset amount recognized                             $ 6,876              $ 7,856
                                                            =======              =======


The components of net periodic pension cost (credit) are as follows (in thousands):

                                                      Predecessor Company
                                                 -----------------------------
                                  December 31,   July 22,
                                      1998         1998       1997      1996
                                  -------------  ---------  --------  --------

Service cost                           $   524    $   734   $ 1,127   $   983
Interest cost                              829      1,162     1,726     1,679
Expected return on plan assets          (1,491)    (2,089)   (3,095)   (2,944)
Prior service cost                           -          2         4         3
Actuarial gain/(loss)                        -          -         7         4
                                       -------    -------   -------   -------
   Total                               $  (138)   $  (191)  $  (231)  $  (275)
                                       =======    =======   =======   =======

Assumptions used to develop periodic expense and the actuarial present value of the benefit obligations were:

                                                            Predecessor Company
                                                          -------------------------
                                           December 31,   July 22,
                                               1998         1998      1997    1996
                                            -----------   ---------  ------  ------

Weighted average discount rate                 6.75%        7.00%     7.00%   7.25%
Expected long-term rate of return
   on plan assets                             10.00%       10.00%    10.00%  10.00%
Rate of increase in compensation levels        4.50%        4.50%     4.50%   4.50%

     The Company also has contracts with certain former officers of the Company which provide for benefits in excess of the accrual benefit from its defined benefit pension plan. The supplemental retirement plan is not funded. The Company has liabilities under the Plan of $468,000 in its Consolidated Balance Sheets at December 31, 1998 and recorded expenses of $29,000 and $32,000 for the periods ended December 31, 1998 and July 22, 1998, respectively. For the years ended December 31, 1997 and 1996, the Company recorded expenses of $50,000 and $72,000, respectively, for these benefits.

Employee Stock Ownership and 401(k) Plan

     All U.S. salaried and non-bargaining hourly employees, who have provided service to the Company for one-half of a year and are at least age 21, may participate in the AXIA Incorporated 401(k) Plan ("401(k) Plan"). The 401(k) Plan is designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Each such employee has the option to defer taxation of a portion of his or her earnings by directing AXIA Incorporated to contribute a percentage of earnings to the 401(k) Plan ("Deferral Contributions"). A participant may defer up to 15% of eligible earnings to the 401(k) Plan, subject to certain limitations set forth in the 401(k) Plan. A participant is always 100% vested in his or her Deferral Contributions. A participant's Deferral Contributions become distributable upon the termination of his or her employment for any reason.

     In connection with the Transaction the Company established an Employee Stock Ownership Plan (the "ESOP"), covering substantially all full time employees, including executive officers, of the Company, who satisfy the requirements described below. As of December 31, 1998, the 401(k) Plan was merged into the ESOP, and an employee satisfying the eligibility requirements under the 401(k) Plan is able to make Deferral Contributions to the Employee Stock Ownership and 401(k) Plan as was allowed under the 401(k) Plan. The ESOP borrowed $1.5 million from Finance Co. (the "Company ESOP Loan") to purchase 15,000 shares of Common Stock at the Closing. Finance Co. funded the Company ESOP Loan from the ESOP Term Loan. The 15,000 shares of Common Stock purchased by the ESOP are pledged (the "ESOP Pledge") as security for the Company ESOP Loan, and such shares will be released and allocated to ESOP participants' accounts as the Company ESOP Loan is discharged. The Company makes ESOP contributions in amounts sufficient to enable the ESOP to discharge its indebtedness under the Company ESOP Loan. A percentage of the shares released under the ESOP Pledge will be allocated to each participant based on a percentage of such participant's Deferral Contributions ("Matching Contributions"), and (ii) the remaining percentage of such shares released are allocated to each participant based on such participant's compensation relative to total compensation for all ESOP participants ("Discretionary Contributions"). Until the Company ESOP Loan is paid in full, ESOP Contributions will be used to pay the outstanding principal and interest on the Company ESOP Loan. Participation begins the earlier to occur of (i) for all employees hired prior to July 21, 1998 and are age 21, the later of (x) July 22, 1998 or (y) their date of hire or (ii) the date an employee satisfies the eligibility requirements to make Deferral Contributions.

     A participant's ESOP account, which is such participant's allocation of shares based on Matching and/or Discretionary Contributions, vests at the rate of 20% per year. Distributions from the participant's ESOP account are made in cash or Common Stock upon a participant's retirement, death, disability or termination of employment. In the event of retirement, death or disability, the entire balance of a participant's ESOP account will be come distributable without regard to the ordinary vesting schedule. In the event of termination of employment for any other reason, the vested portion of a participant's ESOP account will become distributable and the remaining portion, if any, will be forfeited. If Common Stock is distributed to a participant, the participant may, within two 60-day periods, require the Company to purchase all or a portion of such Common Stock at the fair market value of the Common Stock as determined under the ESOP (the "Put Options"). The first 60-day period commences on the date the participant receives a distribution of Common Stock and the second 60-day period commences a year from such date. If a participant fails to exercise either of the two Put Options, the participant may transfer the shares of Common Stock only upon receipt of a bona fide third party offer and only after first offering the shares to the ESOP and then to the Company. Employees of the Company own approximately 5.3% of the outstanding Common Stock through the ESOP.

1998 Stock Awards Plan

     In connection with the closing of the Transactions, the Board of Directors and the Company's stockholders approved the Company's 1998 Stock Awards Plan (the "1998 Stock Awards Plan"). The 1998 Stock Awards Plan provides for the granting of options (either incentive stock options within the meaning of Code
Section 422(b), or options that do not constitute incentive stock options ("non-qualified stock options"), restricted stock awards, stock appreciation rights, performance awards and phantom stock awards, or any combination thereof. The number of shares of Common Stock that may be subject to outstanding awards is 31,111 shares of Common Stock. Shares of Common Stock which are attributable to awards which have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

     The 1998 Stock Awards Plan will be administered by the Compensation Committee of AXIA Group. The Compensation Committee will have the power to determine which employees, consultants and other service providers will receive an award, the time or times when such award will be made, the type of the award and the number of shares of Common Stock to be issued under the award or the value of the award. Only persons who at the time of the award are employees of or service providers to AXIA Group or of any subsidiary of AXIA Group will be eligible to receive awards under the 1998 Stock Awards Plan. A director of AXIA Group is not eligible to receive an award under the 1998 Stock Awards Plan unless such director is an employee of AXIA Group or any of its subsidiaries. No options were outstanding at December 31, 1998.

Post-retirement Benefits Other Than Pensions

     The Company sponsors three defined benefit post-retirement plans exclusive of pension plans. The Company entered into employment agreements with executive employees which provide for death benefits to the executive's estate upon the executive's death. A second plan provides prescription drug benefits to nonsalaried employees at one of its plants, and the third provides post-retirement life insurance benefits to selected salaried and nonsalaried employees. All plans are noncontributory and unfunded. The following table sets forth the plans' combined status reconciled with the amount shown in the Company's Consolidated Balance Sheets as of December 31, 1998 and 1997 (in thousands):

                                                                  Predecessor Company
                                                                  -------------------
                                                December 31,          December 31,
                                                    1998                 1997
                                                ------------      -------------------
Benefit obligation at beginning of year           $ 4,103               $ 3,885
Service cost                                           46                    85
Interest cost                                         261                   224
Actuarial (gain)/loss                                 419                     -
Benefits paid                                         (78)                  (91)
                                                  -------               -------
Benefit obligation at end of year                   4,751                 4,103

Fair value of plan assets at end of year                -                     -
                                                  -------               -------

Funded status                                      (4,751)               (4,103)

Net amount recognized                             $(4,751)              $(4,103)
                                                  =======               =======

Components of post-retirement benefits (other than pension) expense (in thousands):

                                             Predecessor Company
                                           ----------------------
                             December 31,  July 22,
                                 1998        1998     1997   1996
                             ------------  --------  -----  -----

Service cost                    $  18       $  28    $  85  $(104)
Interest cost                     161         100      224    265
                                -----       -----    -----  -----
Net periodic benefit cost       $ 179       $ 128    $ 309  $ 161
                                =====       =====    =====  =====

     The Company entered into Salary Continuation Agreements with certain key executive employees which provide a death benefit, contingent upon employment or service as a consultant with the Company until retirement or death. Pursuant to the agreement with each such executive, upon the executive's death, the Company will pay to the respective designated beneficiary, annually for a period of ten years, an amount equal to 40% of the executives current salary or salary at the date of retirement. The total post-retirement benefit obligation of this benefit program included in the table above is $4,136,000 and $3,544,000 at December 31, 1998 and 1997, respectively. The Company has purchased life insurance policies on the lives of the executives, naming the Company as the sole beneficiary. The amount of such coverage is designed to provide to the Company a source of funds to satisfy its obligations under the program. All plan participants have retired from the Company.

     The Company, in accordance with a union contract, provides prescription drug benefits at one of its plants. For measurement purposes, a 6.75% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed for 1998 and 7.00% rate for 1997. The prescription drug cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1998 by approximately $70,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year then ended by approximately $3,000. The discount rate used in determining the accumulated post-retirement benefit obligation was 6.75% in 1998 and 8.5% in 1997.

NOTE 12  LEASES

     Minimum rental commitments of the Company under noncancellable operating leases (primarily real estate) with initial terms of one year or more are as follows (in thousands):


                                              December 31,
                                                  1998
                                              ------------

                       1999                      $2,103
                       2000                       1,421
                       2001                       1,005
                       2002                         798
                       2003                         576
                       Subsequent years           1,973
                                                 ------
                       Total                     $7,876
                                                 ======

     The Company incurred the following expense for operating leases for the periods ended December 31, 1998, and July 22, 1998, and for the years ended December 31, 1997, and December 31, 1996 (in thousands):


                                                Predecessor Company
                                      ----------------------------------------
                      December 31,    July 22,    December 31,    December 31,
                          1998          1998          1997            1996
                      ------------    --------    ------------    ------------
     Lease expense      $ 1,136        $ 1,307      $ 2,369         $ 2,339


NOTE 13  BUSINESS SEGMENTS

     The Company is a designer, manufacturer, distributor and marketer of a diverse range of products in several niche markets including productivity enhancing construction tools, formed wire products and industrial bag closing equipment and systems, and conveyor handling systems. In 1998, the Company adopted SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information." The aggregation methodology under SFAS No. 131 does differ materially from the prior disclosures under SFAS No. 14.

     Nestaway ("Nestaway") is a manufacturer of formed wire products which are used for a variety of commercial and consumer product applications. Nestaway manufactures coated wire dishwasher racks and components which are sold to dishwasher appliance manufacturers. Nestaway also manufactures, on a contract basis, other close tolerance, formed, welded and coated formed wire products such as dish drainers, sink protectors, shower caddies, dryer racks, golf cart baskets, bucket bails, medical baskets and small gauge axles.

     Fischbein ("Fischbein") is a worldwide manufacturer of industrial bag closing equipment and systems, and a manufacturer of flexible conveyor handling systems and stackable storage equipment. Bag closing equipment and systems include: (i) portable and stationary industrial sewing heads and sewing systems for paper, textile and woven polypropylene bags; (ii) industrial heat sealing and bag handling systems for paper and plastic bags and (iii) consumables, including thread, tape and service parts. Fischbein manufacturers extendable, flexible, gravity and motorized conveyors and portable, nestable and stackable warehouse storage racks.

     Ames ("Ames") is the designer, manufacturer, distributor and marketer of automatic taping and finishing tools, which are rented or sold to interior finishing contractors to finish drywall joints prior to painting, wallpapering and other forms of final treatment. In addition, Ames sells a variety of other drywall tools, finishing accessories, and supplies through its network of Company-owned stores.

     One of Nestaway's dishrack customers accounted for 19%, 20% and 19% of the Company's revenues for 1998, 1997 and 1996, respectively. Another customer of Nestaway who purchases dishdrainers, shower caddies, and other formed wire products accounted for 11%, 10% and 11% of the Company's revenues for 1998, 1997 and 1996, respectively.

     Nestaway competes directly with the dishwasher manufacturer's in-house manufacturing capability. Frigidaire, General Electric and Whirlpool, major dishwasher manufacturers, have dishrack manufacturing capability. As a result of dishrack sourcing decisions made by its customers, in 1996 Nestaway shut down a leased production facility in Canal Winchester, Ohio, and temporarily idled a second plant in Clinton, North Carolina. The Clinton facility resumed operations in 1997 when the Company was awarded a contract for dishracks by a new customer. Nestaway's Beaver Dam, Kentucky plant, shut down in 1994 due to a customer's decision to utilize an alternative source of supply and was reopened in 1996 to produce dishrack components, lower volume dishracks, and other formed and coated wire products. During 1997 and 1996, Nestaway charged $624,000 and $980,000, respectively, of the costs incurred against a facility realignment reserve established in prior periods. Nestaway has no further reserves for the realignment of its production capacities as of December 31, 1998, and management believes its current manufacturing operations are properly positioned to service current and future customers.

     A summary of segment data for the periods ended December 31, 1998, and July 22, 1998, and the years ended December 31, 1997, and 1996, is as follows (in thousands):


                                         Nestaway     Fischbein      Ames       Corporate      Consolidated
                                         --------     ---------     -------     ----------     ------------

Period July 23 to December 31, 1998:

 Net revenues                             $19,496       $12,777     $22,275      $      -          $ 54,548
 Income from operations                     3,773         1,880       5,635        (1,530)            9,758
 Total assets                              59,672        33,108      77,952        24,225           194,957
 Depreciation and amortization              1,073           476       1,532           462             3,543
 Capital expenditures                          39           284         652             3               978

Predecessor Company
-------------------

Period January 1 to July 22, 1998:
(prior to acquisition)

 Net revenues                             $21,945       $14,758     $25,864      $      -          $ 62,567
 Income from operations                     4,876         1,991       7,152       (13,105)              914
 Total assets                              40,279        19,042      30,843        11,772           101,936
 Depreciation and amortization              1,181           374       1,083           186             2,824
 Capital expenditures                       1,644            88       1,735             1             3,468


Year ended December 31, 1997:

 Net revenues                             $35,268       $27,104     $42,428      $      -          $104,800
 Income from operations                     6,575         3,838      11,693        (2,752)           19,354
 Total assets                              38,873        18,141      27,969        11,790            96,773
 Depreciation and amortization              2,077           746       1,860           416             5,099
 Capital expenditures                       1,340           319       1,813             3             3,475


Year ended December 31, 1996:

 Net revenues                             $39,655       $27,117     $38,015      $      -          $104,787
 Income from operations                     8,069         3,263      10,157        (3,142)           18,347
 Total assets                              38,986        18,282      26,476        15,587            99,331
 Depreciation and amortization              3,484           693       1,789           750             6,716
 Capital expenditures                         250           724       2,807            81             3,862

     The period ended July 22, 1998 includes $11,280,000 in nonrecurring transaction related expenses at Corporate. This includes $10,773,000 in compensation related expenses from the sale of stock or options, or both, and payments pursuant to various employee incentive programs which were paid from purchase price proceeds at the Transaction Date.

     The Company conducts the majority of its business within the United States. Fischbein has operations in various other countries, primarily in Europe and Singapore. Ames also conducts business in Canada. Activity in any single country or area outside of the United States is not material. Foreign revenues which represent 12% of the Company's 1998 net revenues are derived from approximately 75 foreign countries, none of which was in excess of 4% of the Company's 1998 net revenues.

     A summary of geographical data for the periods ended December 31, 1998, and July 22, 1998, and the years ended December 31, 1997, and 1996 is as follows (in thousands):

                                         Predecessor Company
                                 ------------------------------------
                   December 31,  July 22,  December 31,  December 31,
Net Revenue            1998        1998        1997          1996
                   ------------  --------  ------------  ------------
 United States       $48,361      $54,317    $ 89,132      $ 89,182
 Foreign               6,187        8,250      15,668        15,605
                     -------      -------    --------      --------
  Total              $54,548      $62,567    $104,800      $104,787
                     =======      =======    ========      ========



                                                        Predecessor Company
                                                       --------------------
                                      December 31,         December 31,
Net Plant, Property and Equipment         1998                 1997
                                      ------------         ------------
 United States                          $32,450              $ 23,832
 Foreign                                    239                   238
                                        -------              --------
  Total                                 $32,689              $ 24,070
                                        =======              ========

NOTE 14  CONTINGENCY

     The Company is subject to various federal, state, local and foreign laws and regulations governing environmental and employee health and safety matters, including the handling, use, discharge and disposal of hazardous materials and pollutants. The Company believes that the conduct of its operations is in substantial compliance with current applicable environmental laws and regulations. Maintaining such compliance in the conduct of its operations has not had, and is not expected to have, a material adverse effect on the Company's financial condition or operating results. However, changes in laws or regulations or other circumstances might, individually or in the aggregate, have a material adverse effect on the Company's financial condition or operating results.

     On February 25, 1991, the New York State Department of Environmental Conservation ("NYSDEC") sent a notice letter to the Company alleging that it had documented the release and/or threatened release of "hazardous substances" and/or the presence of "hazardous wastes" at a property located in Buffalo, New York, formerly owned by Bliss and Laughlin Steel Company, a predecessor of the Company. NYSDEC determined that the Company, among others, may be a responsible party through its past ownership of the property. The site is currently listed on the New York State Registry of Inactive Hazardous Waste Disposal Sites. Environmental consultants engaged by the Company established a range of estimated remediation costs of approximately $1.0 million to $3.0 million, plus or minus 30% of those costs. The Company established an accrual of $3.9 million for the remediation and associated costs.

     In 1997, the Company entered into an agreement with an adjoining landowner, who is obligated by NYSDEC to address environmental concerns at his property. By this agreement, the adjoining landowner agreed to accept responsibility for remediating the property formerly owned by the Company if a particular remedy for that property is ultimately approved by NYSDEC. On the advice of its environmental consultants, provided after reviewing available data about the Company's former property, the Company believes it is likely that NYSDEC will approve the remedy in question, but the Company can give no assurance that NYSDEC will in fact offer its approval. The Company paid the $520,000 payable under the agreement and has further exposure under the agreement of up to an additional $120,000 if contamination is more widespread than estimated by the Company's environmental consultants. In the event NYSDEC does not approve the remedy envisioned in the agreement with the adjoining landowner, the Company may terminate the agreement and demand the return of its payment with interest. In that case, the adjoining landowner would no longer be obligated to undertake the remediation of the property formerly owned by the Company.

     Of the consideration paid pursuant to the Merger Agreement, $5 million was set aside in a special escrow account to cover environmental costs which may be incurred by the Company in connection with cleanup of the site and any damages or other required environmental expenditures relating to the site. The balance in the account, after payment of such costs, will be released to the former stockholders upon the first to occur of the approval by NYSDEC of the proposed remediation action or the confirmation by NYSDEC that remediation at the site has been completed in accordance with its then applicable decision in the matter (the "Early Release Date"). If, however, the Early Release Date occurs before the additional $120,000 is paid under the above-described agreement, the special escrow account will continue as to that $120,000 until it is paid or it has become clear that no claim will be made for such funds. In addition, if certain additional specified cleanup activities are not completed by the Early Release Date, an additional $80,000 will be withheld in the special escrow account until such cleanup is completed. If all of the funds in the special escrow account have not been released by the third anniversary of the Closing Date, the funds remaining in the special escrow account will be disbursed to the Company to cover the remaining estimated costs, with the balance to be distributed to the former stockholders of the Company, in accordance with an agreement to be reached by the Stockholder Representative and the Company, or upon failure of such parties to agree, through an arbitration procedure.

     The Company may also make claims against the warranty fund of the escrow fund for breach of certain representatives and warranties in the Merger Agreement regarding other environmental matters for a period of 24 months after Closing Date, subject to a specified threshold and deductible.

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

NOTE 15  RELATED TRANSACTIONS

     The equity portion of the financing for the Transaction was provided by an investor group led by the Sterling Group, Inc. ("Sterling"). Sterling is a private financial organization engaged in the acquisition and ownership of operating businesses.

     Sterling entered into an agreement with AXIA Group and the Company pursuant to which Sterling is to provide consulting and advisory services concerning employee benefit and compensation arrangements and other matters. The agreement also provides that AXIA Group and the Company, jointly and severally, will indemnify Sterling against liabilities related to its services. At the Closing, the Company paid Sterling a one-time transaction fee of $2,500,000 for these services and reimbursed Sterling for its expenses of $109,000. In addition, through 2008, AXIA Group will pay Sterling an annual management fee of $100,000 in cash and annually grant Sterling AXIA Group Common Stock having a value of $100,000 calculated based upon the latest ESOP valuation price. In addition, each of AXIA Group and the Company has agreed that if any one or more of them or any of their subsidiaries determines within ten years of the date of the closing of the Acquisition to dispose of or acquire any assets or business having a value of $1,000,000 or more (a "Future Corporate Transaction") or to offer its securities for sale publicly or privately to raise any debt or equity financing (a "Future Securities Transaction"), either AXIA Group or the relevant subsidiary will retain Sterling as a consultant with respect to the transaction, provided a principal, officer or director of Sterling or any of their respective affiliates or family members owns any equity securities of AXIA Group or any of its successors. For any Future Corporate Transactions, Sterling is entitled to receive a fee in the amount of 1% of the aggregate consideration paid or received plus the aggregate amount of any liabilities assumed in connection with an acquisition or disposition and any expenses or fees incurred by Sterling in connection therewith. For any Future Securities Transactions, Sterling is entitled to receive a fee in the amount of 0.5% of the aggregate gross selling price of such securities and, regardless of whether such Future Securities Transaction is consummated, Sterling is entitled to receive reimbursements of any expenses or fees incurred by Sterling in connection therewith. The agreement is automatically renewable for successive one-year periods, subject to notice of termination by either Sterling or AXIA Group. From its transaction fee received at Closing, Sterling paid Gary Rosenthal a fee of $250,000 for consulting services rendered in connection with the Transaction. Mr. Rosenthal became Chairman and President subsequent to the Transaction.


NOTE 16  SUPPLEMENTAL GUARANTOR INFORMATION

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

     The following supplemental, consolidating condensed financial data illustrates the composition of the combined Guarantors. Management believes separate complete financial statements of the respective Guarantors would not provide additional material information which would be useful in assessing the financial composition of the Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above.

     Investments in subsidiaries are accounted for by the parent on the equity method for purposes of the supplemental, consolidating presentation. Earnings of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                      AXIA INCORPORATED AND SUBSIDIARIES
             SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                            AS OF DECEMBER 31, 1998
                            (Dollars in thousands)

                                                     Parent
                                                    and its     Guarantor    Non-guarantor                  Consolidated
                                                   Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                   ---------   ------------  --------------  -------------  -------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                          $  4,992       $   307         $  605       $      -       $  5,904
  Accounts receivable, net                              6,601         6,049          2,716         (1,233)        14,133
  Inventories, net                                      6,742         2,422          2,551           (623)        11,092
  Prepaid income taxes and other current assets           894           140            101              -          1,135
  Deferred income tax benefits                          3,439             -              -              -          3,439
                                                     --------       -------         ------       --------       --------
    Total Current Assets                             $ 22,668       $ 8,918         $5,973       $ (1,856)      $ 35,703
                                                     --------       -------         ------       --------       --------

PLANT AND EQUIPMENT, AT COST:
  Land                                               $    984       $     -         $    -       $      -       $    984
  Buildings and improvements                            4,371            51            178              -          4,600
  Machinery and equipment                              18,099           528            123              -         18,750
  Equipment leased to others                           10,101             -             12              -         10,113
                                                     --------       -------         ------       --------       --------
                                                     $ 33,555       $   579         $  313       $      -       $ 34,447
  Less: Accumulated depreciation                        1,603            81             74              -          1,758
                                                     --------       -------         ------       --------       --------
    Net Plant and Equipment                          $ 31,952       $   498         $  239       $      -       $ 32,689
                                                     --------       -------         ------       --------       --------

OTHER ASSETS:
  Goodwill, net                                      $ 92,706       $14,915         $   12       $      -       $107,633
  Intangible assets, net                                  796            11              -              -            807
  Deferred charges, net                                17,184           912              1              -         18,097
  Investment in wholly-owned subsidiaries              17,806             -              -        (17,806)             -
  Other assets                                             28             -              -              -             28
                                                     --------       -------         ------       --------       --------
    Total Other Assets                               $128,520       $15,838         $   13       $(17,806)      $126,565
                                                     --------       -------         ------       --------       --------

TOTAL ASSETS                                         $183,140       $25,254         $6,225       $(19,662)      $194,957
                                                     ========       =======         ======       ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt               $  4,621       $    34         $    -       $      -       $  4,655
  Accounts payable                                      3,197           620          1,750         (1,233)         4,334
  Accrued liabilities                                  10,566           795            507              -         11,868
  Accrued income taxes                                      -             -             11              -             11
  Advance account                                      (9,693)       10,493           (800)             -              -
                                                     --------       -------         ------       --------       --------
    Total Current Liabilities                        $  8,691       $11,942         $1,468       $ (1,233)      $ 20,868
                                                     --------       -------         ------       --------       --------

NON-CURRENT LIABILITIES:
  Long-term debt, less current maturities            $130,967       $    53         $    -       $      -       $131,020
  Other non-current liabilities                         7,970             -              -              -          7,970
  Deferred income taxes                                 6,750             -              -              -          6,750
                                                     --------       -------         ------       --------       --------
    Total Non-Current Liabilities                    $145,687       $    53         $    -       $      -       $145,740
                                                     --------       -------         ------       --------       --------

  Common stock held by ESOP                          $  1,620       $     -         $    -       $      -       $  1,620
  Less: Note receivable from ESOP                      (1,473)            -              -              -         (1,473)

STOCKHOLDER'S EQUITY:
  Common stock and
    additional paid-in capital                       $ 26,511       $ 5,098         $1,176       $ (6,274)      $ 26,511
  Retained earnings                                     2,104         8,161          3,371        (12,155)         1,481
  Accumulated other comprehensive income                    -             -            210              -            210
                                                     --------       -------         ------       --------       --------
    Total Stockholder's Equity                       $ 28,615       $13,259         $4,757       $(18,429)      $ 28,202
                                                     --------       -------         ------       --------       --------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                               $183,140       $25,254         $6,225       $(19,662)      $194,957
                                                     ========       =======         ======       ========       ========

           SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
             FOR THE PERIOD FROM JULY 23, 1998 TO DECEMBER 31, 1998
                             (Dollars in thousands)

                                                    Parent
                                                   and its      Guarantor    Non-guarantor                 Consolidated
                                                  Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                  ----------  -------------  -------------  -------------  ------------

  Net sales                                         $30,643        $ 7,993          $4,982      $ (3,201)       $40,417
  Net rentals                                         7,773         13,734             396        (7,772)        14,131
                                                    -------        -------          ------      --------        -------

Net revenues                                        $38,416        $21,727          $5,378      $(10,973)       $54,548

  Cost of sales                                     $20,931        $ 4,767          $3,143      $ (3,166)       $25,675
  Cost of rentals                                       855         10,893             243        (7,772)         4,219
  Selling, general and administrative expenses        6,191          4,336           1,272             -         11,799
  Depreciation and amortization                       2,876            182              39             -          3,097
                                                    -------        -------          ------      --------        -------

Income (loss) from operations                       $ 7,563        $ 1,549          $  681      $    (35)       $ 9,758

  Interest expense                                  $ 6,511        $     4          $    -      $      -        $ 6,515
  Intercompany interest expense (income)                  5             (5)              -             -              -
  Other expense (income), net                        (1,286)            45             109         1,203             71
                                                    -------        -------          ------      --------        -------

Income (loss) before income taxes                   $ 2,333        $ 1,505          $  572      $ (1,238)       $ 3,172

  Provision for income taxes                            805            637             237             -          1,679
                                                    -------        -------          ------      --------        -------

Net income (loss)                                   $ 1,528        $   868          $  335      $ (1,238)       $ 1,493
                                                    =======        =======          ======      ========        =======

         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
             FOR THE PERIOD FROM JULY 23, 1998 TO DECEMBER 31, 1998
                             (Dollars in thousands)

                                                   Parent
                                                  and its      Guarantor    Non-guarantor                Consolidated
                                                 Divisions   Subsidiaries    Subsidiaries   Eliminations    Totals
                                                 ----------  -------------  --------------  ------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES             $  (2,175)       $   321            $176       $      -  $  (1,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                  (826)          (130)            (22)             -       (978)
  Proceeds from sale of fixed assets                    15              -               -              -         15
  Acquisition of predecessor company              (120,784)             -               -              -   (120,784)
                                                 ---------        -------            ----       --------  ---------
    Net Cash from Investing Activities           $(121,595)       $  (130)           $(22)      $      -  $(121,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Revolving Credit    $  (2,750)       $     -            $  -       $      -  $  (2,750)
  Net payments on prior Revolving Credit            (8,900)             -               -              -     (8,900)
  Payments of other long-term debt                 (19,905)            34               -              -    (19,871)
  Proceeds from other long-term debt               139,250              -               -              -    139,250
  Net increase (decrease) in advance account         1,061         (1,067)              6              -          -
  Payments of deferred financing costs              (7,352)             -               -              -     (7,352)
  Contribution from parent                          26,500              -               -              -     26,500
  Other equity transactions                              -              -              (9)             -         (9)
                                                 ---------        -------            ----       --------  ---------
    Net Cash from Financing Activities           $ 127,904        $(1,033)           $ (3)      $      -  $ 126,868


EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                $       -        $     -            $ 44       $      -  $      44
                                                 ---------        -------            ----       --------  ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           $   4,134        $  (842)           $195       $      -  $   3,487
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  858          1,149             410              -      2,417
                                                 ---------        -------            ----       --------  ---------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $   4,992        $   307            $605       $      -  $   5,904
                                                 =========        =======            ====       ========  =========

           SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
              FOR THE PERIOD FROM JANUARY 1, 1998 TO JULY 22, 1998
                             (Dollars in thousands)

                                                                           Predecessor Company
                                                  ----------------------------------------------------------------------
                                                    Parent
                                                   and its      Guarantor    Non-guarantor                 Consolidated
                                                  Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                  ----------  -------------  -------------  -------------  -------------

  Net sales                                         $34,554        $ 9,595          $6,445      $ (4,337)       $46,257
  Net rentals                                         8,973         15,792             512        (8,967)        16,310
                                                    -------        -------          ------      --------        -------

Net revenues                                        $43,527        $25,387          $6,957      $(13,304)       $62,567

  Cost of sales                                     $22,372        $ 5,747          $4,307      $ (4,198)       $28,228
  Cost of rentals                                     1,093         12,539             314        (8,967)         4,979
  Selling, general and administrative expenses        8,057          4,801           1,649             -         14,507
  Depreciation and amortization                       2,512            107              40             -          2,659
  Transaction expenses (see Note 6)                  11,280              -               -             -         11,280
                                                    -------        -------          ------      --------        -------

Income (loss) from operations                       $(1,787)       $ 2,193          $  647      $   (139)       $   914

  Interest expense                                  $ 1,549        $     4          $    -      $      -        $ 1,553
  Intercompany interest expense (income)                 58            (58)              -             -              -
  Other expense (income), net                        (1,635)            28             225         1,587            205
                                                    -------        -------          ------      --------        -------

Income (loss) before income taxes                   $(1,759)       $ 2,219          $  422      $ (1,726)       $  (844)
  and extraordinary item

  Provision for income taxes                         (1,173)           854             200             -           (119)
                                                    -------        -------          ------      --------        -------

Income (loss) before extraordinary item             $  (586)       $ 1,365          $  222      $ (1,726)       $  (725)
                                                    =======        =======          ======      ========        =======


         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
              FOR THE PERIOD FROM JANUARY 1, 1998 TO JULY 22, 1998
                             (Dollars in thousands)

                                                                             Predecessor Company
                                                     ------------------------------------------------------------------------
                                                       Parent
                                                      and its      Guarantor     Non-guarantor                  Consolidated
                                                     Divisions   Subsidiaries    Subsidiaries    Eliminations      Totals
                                                     ---------   ------------    ------------    ------------      ------
CASH FLOWS FROM OPERATING ACTIVITIES                  $ 7,473          $   (7)       $ 1,096     $          -      $ 8,562

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                   (3,389)            (49)           (30)               -       (3,468)
  Proceeds from sale of fixed assets                        4               -              -                -            4
                                                      -------          ------        -------     ------------      -------
   Net Cash from Investing Activities                 $(3,385)         $  (49)       $   (30)    $          -      $(3,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Revolving Credit         $ 4,400          $    -        $     -     $          -      $ 4,400
  Payments of other long-term debt                     (7,987)             (8)          (324)               -       (8,319)
  Net increase (decrease) in advance account             (271)            288            (17)               -            -
  Intercompany dividends                                  669               -           (669)               -            -
  Other equity transactions                                (6)              -            (52)               -          (58)
                                                      -------          ------        -------     ------------      -------
   Net Cash from Financing Activities                 $(3,195)         $  280        $(1,062)    $          -      $(3,977)


EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                                      $     -          $    -        $   (14)    $          -      $   (14)
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                     893             224            (10)               -        1,107
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      (35)            925            420                -        1,310
                                                      -------          ------        -------     ------------      -------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                        $   858          $1,149        $   410     $          -      $ 2,417
                                                      =======          ======        =======     ============      =======

              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                            AS OF DECEMBER 31, 1997
                             (Dollars in thousands)


                                                                             Predecessor Company
                                                   -----------------------------------------------------------------------
                                                     Parent
                                                    and its      Guarantor    Non-guarantor                  Consolidated
                                                   Divisions   Subsidiaries    Subsidiaries   Eliminations      Totals
                                                   ----------  -------------  --------------  -------------  -------------
ASSETS
-------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                          $   (88)       $   925          $  420       $     53        $ 1,310
  Accounts receivable, net                             5,121          5,018           3,110           (490)        12,759
  Inventories                                          6,175          1,641           1,789           (450)         9,155
  Prepaid income taxes and other current assets          208            144              84              -            436
  Deferred income tax assets                           2,593              -               -              -          2,593
                                                     -------        -------          ------       --------        -------
  Total Current Assets                               $14,009        $ 7,728          $5,403       $   (887)       $26,253
                                                     -------        -------          ------       --------        -------

PLANT AND EQUIPMENT, AT COST:
  Land                                               $   508        $     -          $    -       $      -        $   508
  Buildings and improvements                           6,293             18             309              -          6,620
  Machinery and equipment                             23,703            571             467              -         24,741
  Equipment leased to others                           7,128              -              11              -          7,139
                                                     -------        -------          ------       --------        -------
                                                     $37,632        $   589          $  787       $      -        $39,008
  Less: Accumulated depreciation                      13,994            395             549              -         14,938
                                                     -------        -------          ------       --------        -------
  Net Plant and Equipment                            $23,638        $   194          $  238       $      -        $24,070
                                                     -------        -------          ------       --------        -------

OTHER ASSETS:
  Goodwill, net                                      $30,922        $ 2,571          $   12       $      -        $33,505
  Intangible assets, net                                 678             25               -              -            703
  Deferred charges, net                               11,187            992               3              -         12,182
  Investment in wholly-owned subsidiaries             16,038              -               -        (16,038)             -
  Investment in affiliates                                 -              -               -              -              -
  Other assets                                            60              -               -              -             60
                                                     -------        -------          ------       --------        -------
  Total Other Assets                                 $58,885        $ 3,588          $   15       $(16,038)       $46,450
                                                     -------        -------          ------       --------        -------

TOTAL ASSETS                                         $96,532        $11,510          $5,656       $(16,925)       $96,773
                                                     =======        =======          ======       ========        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
-------------------------------------------------
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
                                                     =======        =======          ======       ========        =======

           SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (Dollars in thousands)

                                                                         Predecessor Company
                                                 --------------------------------------------------------------------
                                                   Parent
                                                  and its     Guarantor    Non-guarantor                 Consolidated
                                                 Divisions   Subsidiaries  Subsidiaries   Eliminations      Totals
                                                 ----------  ------------  -------------  -------------  ------------

 Net sales                                         $57,366        $14,837        $11,549      $ (6,334)      $ 77,418
 Net rentals                                        15,063         26,379            986       (15,046)        27,382
                                                   -------        -------        -------      --------       --------

Net revenues                                       $72,429        $41,216        $12,535      $(21,380)      $104,800

 Cost of sales                                     $38,944        $ 8,683        $ 7,280      $ (6,381)      $ 48,526
 Cost of rentals                                     1,975         20,872            621       (15,046)         8,422
 Selling, general and administrative expenses       13,041          7,903          2,842             -         23,786
 Depreciation and amortization                       4,456            183             73             -          4,712
                                                   -------        -------        -------      --------       --------

Income (loss) from operations                      $14,013        $ 3,575        $ 1,719      $     47       $ 19,354

 Interest expense                                    3,695              9              6             -          3,710
 Intercompany interest expense (income)                 (7)             7              -             -              -
 Other expense (income), net                        (3,381)           205            391         2,822             37
                                                   -------        -------        -------      --------       --------

Income (loss) before income taxes and
   extraordinary income                            $13,706        $ 3,354        $ 1,322      $ (2,775)      $ 15,607

 Provision for income taxes                          4,558          1,295            559             -          6,412
                                                   -------        -------        -------      --------       --------

Income (loss) before extraordinary item            $ 9,148        $ 2,059        $   763      $ (2,775)      $  9,195
                                                   =======        =======        =======      ========       ========

         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (Dollars in thousands)

                                                                             Predecessor Company
                                                    ----------------------------------------------------------------------
                                                      Parent
                                                     and its      Guarantor    Non-guarantor                 Consolidated
                                                    Divisions   Subsidiaries    Subsidiaries   Eliminations     Totals
                                                    ----------  -------------  --------------  ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES                 $  9,530        $ 1,899           $ 301     $        -      $ 11,730

CASH FLOW FROM INVESTING ACTIVITIES:
 Cash used for capital expenditures                    (3,255)           (71)           (149)             -        (3,475)
 Proceeds from sale of investment                       1,459              -               -              -         1,459
 Proceeds from sale of fixed assets                       357              -               -              -           357
                                                     --------        -------           -----   ------------      --------
   Net Cash from Investing Activities                $ (1,439)       $   (71)          $(149)     $       -      $ (1,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in Revolving Credit Loan                 4,500              -               -              -         4,500
  Proceeds from other long-term debt                      620              -             324              -           944
  Payments of other long-term debt                    (15,907)           (24)              -              -       (15,931)
  Dividends received from (paid by) subsidiaries          638              -            (638)             -             -
  Net increase (decrease) in advance account            1,471         (1,386)            (85)             -             -
  Other equity transactions                               145              -            (108)             -            37
                                                     --------        -------           -----   ------------      --------
   Net Cash from Financing Activities                $ (8,533)       $(1,410)          $(507)     $       -      $(10,450)

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                                   -              -             (27)             -           (27)
                                                     --------        -------           -----   ------------      --------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                               $   (442)       $   418           $(382)     $       -      $   (406)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                       407            507             802              -         1,716
                                                     --------        -------           -----   ------------      --------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                        $    (35)       $   925           $ 420      $       -      $  1,310
                                                     ========        =======           =====   ============      ========

           SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (Dollars in thousands)

                                                                          Predecessor Company
                                                  --------------------------------------------------------------------
                                                    Parent
                                                   and its     Guarantor    Non-guarantor                 Consolidated
                                                  Divisions   Subsidiaries  Subsidiaries   Eliminations      Totals
                                                  ----------  ------------  -------------  -------------  ------------

  Net sales                                         $61,031        $12,995        $12,523      $ (6,778)      $ 79,771
  Net rentals                                        13,768         24,037            957       (13,746)        25,016
                                                    -------        -------        -------      --------       --------

Net revenues                                        $74,799        $37,032        $13,480      $(20,524)      $104,787

  Cost of sales                                     $40,243        $ 7,860        $ 7,708      $ (6,715)      $ 49,096
  Cost of rentals                                     1,638         19,335            613       (13,746)         7,840
  Selling, general and administrative expenses       13,197          6,806          3,473             -         23,476
  Depreciation and amortization                       5,673            281             74             -          6,028
                                                    -------        -------        -------      --------       --------

Income (loss) from operations                       $14,048        $ 2,750        $ 1,612      $    (63)      $ 18,347

  Interest expense                                    5,100              9             14             -          5,123
  Intercompany interest expense (income)                (80)            80              -             -              -
  Other expense (income), net                        (2,598)            41            224         2,351             18
                                                    -------        -------        -------      --------       --------

Income (loss) before income taxes                   $11,626        $ 2,620        $ 1,374      $ (2,414)      $ 13,206

  Provision for income taxes                          3,955          1,210            565             -          5,730
                                                    -------        -------        -------      --------       --------

Net income (loss)                                   $ 7,671        $ 1,410        $   809      $ (2,414)      $  7,476
                                                    =======        =======        =======      ========       ========

         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (Dollars in thousands)

                                                                             Predecessor Company
                                                    ----------------------------------------------------------------------
                                                      Parent
                                                     and its      Guarantor    Non-guarantor                 Consolidated
                                                    Divisions   Subsidiaries    Subsidiaries   Eliminations     Totals
                                                    ----------  -------------  --------------  ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES                 $ 14,036         $1,034           $ 342   $          -      $ 15,412

CASH FLOW FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                   (3,675)          (103)            (84)             -        (3,862)
  Proceeds from sale of fixed assets                       55              -               -              -            55
                                                     --------         ------           -----   ------------      --------
    Net Cash from Investing Activities               $ (3,620)        $ (103)          $ (84)  $          -      $ (3,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in Revolving Credit Loan                     -              -               -              -             -
  Proceeds from other long-term debt                   25,375             36               -              -        25,411
  Payments of other long-term debt                    (34,532)           (34)              -              -       (34,566)
  Dividends received from (paid by) subsidiaries          191              -            (191)             -             -
  Payments of deferred financing costs                   (426)             -               -              -          (426)
  Net increase (decrease) in advance account              673           (680)              7              -             -
  Other equity transactions                              (300)             -              (1)             -          (301)
                                                     --------         ------           -----   ------------      --------
    Net Cash from Financing Activities               $ (9,019)        $ (678)          $(185)  $          -      $ (9,882)


EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                                   -              -             (52)             -           (52)
                                                     --------         ------           -----   ------------      --------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                               $  1,397         $  253           $  21   $          -      $  1,671
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                      (990)           254             781              -            45
                                                     --------         ------           -----   ------------      --------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                        $    407         $  507           $ 802   $          -      $  1,716
                                                     ========         ======           =====   ============      ========

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of AXIA Incorporated

We have audited the accompanying consolidated balance sheet of AXIA Incorporated and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of income, stockholder's equity and comprehensive income, and cash flows for the period from July 23, 1998 to December 31, 1998 and for the period from January 1, 1998 to July 22, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the years ended December 31, 1997 and 1996 were audited by other auditors whose report, dated February 25, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the periods ended December 31, 1998 and July 22, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Houston, Texas

March 9, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of
Directors of AXIA Incorporated:

We have audited the accompanying consolidated balance sheet of AXIA INCORPORATED (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997, and the related consolidated statements of income, stockholder's equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AXIA INCORPORATED AND SUBSIDIARIES as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

                                       Arthur Andersen LLP

Chicago, Illinois
February 25, 1998

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



          On December 9, 1998, the Board of Directors of AXIA Incorporated approved management's recommendation on July 23, 1998 to engage the independent certified public accounting firm of Deloitte & Touche LLP ("D&T") to audit the consolidated financial statements of the Company for the year ending December 31, 1988. Prior to the sale of the predecessor company on July 22, 1998, the predecessor company's independent auditor was Arthur Andersen LLP.


     See Form 8-K filed on December 15, 1998 for change in accountants.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information is set forth under the heading "Directors and Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K.


Item 11.    EXECUTIVE COMPENSATION


Executive Compensation

     The following table sets forth the total value of compensation received by the Chairman and President and the four most highly compensated executive officers, other than the Chairman and President, who served as executive officers of the Company as of December 31, 1998 (the "Named Executive Officers") for services rendered in all capacities to the company for the years ended December 31, 1998, 1997 and 1996.

                           Summary Compensation Table

                                                                        Incentive                Other Annual
Name and Principal Position (1)                     Year   Salary      Compensation (2)       Compensation (3) (4)
--------------------------------------------------  ----   ------      ----------------       --------------------
Gary L. Rosenthal                                   1998  $121,323        $  50,000                      --
Chairman and President

Dennis W. Sheehan (5)                               1998  $283,386               --                  $13,725
Chairman, President and Chief Executive Officer     1997  $336,000        $ 200,000                  $19,837
                                                    1996  $336,000        $ 200,000                  $19,626

Lyle J. Feye                                        1998  $150,667        $  57,500                  $10,725
Vice President--Finance, Treasurer and              1997  $140,500        $  45,000                  $10,210
Chief Financial Officer                             1996  $134,208        $  45,000                  $10,183

Robert G. Zdravecky                                 1998  $179,983        $  75,594                  $11,889
President and General Manager of Ames               1997  $171,500           62,640                  $11,766
                                                    1996  $163,333        $  67,500                  $11,664

David H. Chesney                                    1998  $174,525        $ 112,952                  $10,660
President and General Manager of Nestaway           1997  $166,900        $  25,000                  $ 9,317
                                                    1996  $158,875        $ 114,000                  $ 9,202

Ian G. Wilkins                                      1998  $170,084        $  17,000                  $12,212
President and General Manager of Fischbein          1997  $163,083        $  48,000                  $ 8,611
                                                    1996  $155,250        $  52,000                  $ 9,339

--------------------

(1) These individuals have not received any restricted stock awards or options for the periods indicated. None of the executive officers has received perquisites, the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.
(2) The company provides a management incentive plan with payments to be made in cash.
(3)  Includes payments for life insurance and automobile allowance.
(4) In connection with the closing of the Transaction, Mr. Sheehan, Mr. Feye, Mr. Zdravecky, Mr.Chesney and Mr. Wilkins received compensation as a result of the sale of stock, the exercising of options, or both, and payments pursuant to various employee incentive bonus programs. Compensation recognized as a result of the Transaction for these individuals was $1.2 million, $2.1 million, $2.3 million, $2.1 million and $2.1 million, respectively. Mr. Rosenthal received a fee of $250,000 from Sterling for consulting services rendered prior to and in connection with the Transaction.
(5)  Dennis W. Sheehan retired concurrently with the Transaction.



Employee Stock Ownership and 401(k) Plan

     All U.S. salaried and non-bargaining hourly employees, who have provided service to AXIA Incorporated for one-half of a year and are at least age 21, may participate in the AXIA Incorporated 401(k) Plan ("401(k) Plan"). The 401(k) Plan is designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Each such employee has the option to defer taxation of a portion of his or her earnings by directing AXIA Incorporated to contribute a percentage of earnings to the 401(k) Plan ("Deferral Contributions"). A participant may defer up to 15% of eligible earnings to the 401(k) Plan, subject to certain limitations set forth in the 401(k) Plan. A participant is always 100% vested in his or her Deferral Contributions. A participant's Deferral Contributions become distributable upon the termination of his or her employment for any reason.

     In connection with the Transaction the Company established an Employee Stock Ownership Plan (the "ESOP"), covering substantially all full time employees, including executive officers of the Company who satisfy the requirements described below. As of December 31, 1998, the 401(k) Plan was merged into the ESOP, and an employee satisfying the eligibility requirements under the 401(k) Plan is able to make Deferral Contributions to the Employee Stock Ownership and 401(k) Plan as was allowed under the 401(k) Plan. The ESOP borrowed $1.5 million from Finance Co. (the "Company ESOP Loan") to purchase 15,000 shares of Common Stock at the Closing. Finance Co. funded the Company ESOP Loan from the ESOP Term Loan. The Company ESOP Loan matures on December 31, 2003 and bears interest at interest rates based on the Alternative Base Rate (as defined) or the LIBOR Rate (as defined). The outstanding principal of the Company ESOP Loan is payable in 22 equal quarterly installments of $68,182 during the period beginning September 30, 1998. The 15,000 shares of Common Stock purchased by the ESOP are pledged (the "ESOP Pledge") as security for the Company ESOP Loan, and such shares will be released and allocated to ESOP participants' accounts as the Company ESOP Loan is discharged. The Company will make ESOP contributions in amounts sufficient to enable the ESOP to discharge its indebtedness under the Company ESOP Loan. A percentage of the shares released under the ESOP Pledge will be allocated to each participant based on a percentage of such participant's Deferral Contributions (Matching Contributions"), and (ii) the remaining percentage of such shares released are allocated to each participant based on such participant's compensation relative to total compensation for all ESOP participants ("Discretionary Contributions"). Until the Company ESOP Loan is paid in full, ESOP Contributions will be used to pay the outstanding principal and interest on the Company ESOP Loan. Participation begins the earlier to occur of (i) for all employees hired prior to July 31, 1998 and are age 21, the later of (x) July 22, 1998 or (y) their date of hire or (ii) the date an employee satisfies the eligibility requirements to make Deferral Contributions.

     A participant's ESOP account, which is such participant's allocation of shares based on Matching and/or Discretionary Contributions, vests at the rate of 20% per year. Distributions from the participant's ESOP account are made in cash or Common Stock upon a participant's retirement, death, disability or termination of employment. In the event of retirement, death or disability, the entire balance of a participant's ESOP account will become distributable without regard to the ordinary vesting schedule. In the event of termination of employment for any other reason, the vested portion of a participant's ESOP account will become distributable and the remaining portion, if any, will be forfeited. If Common Stock is distributed to a participant, the participant may, within two 60-day periods, require the Company to purchase all or a portion of such Common Stock at the fair market value of the Common Stock as determined under the ESOP (the "Put Options"). The first 60-day period commences on the date the participant receives a distribution of Common Stock and the second 60-day period commences a year from such date. If a participant fails to exercise either of the two Put Options, the participant may transfer the shares of Common Stock only upon receipt of a bona fide third party offer and only after first offering the shares to the ESOP and then to the Company. Employees of the Company own approximately 5.3% of the outstanding Common Stock through the ESOP.


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

     As of December 31, 1998, the number of years of Credited Service for the indicated persons are: Mr. Rosenthal, 0 years; Mr. Feye, 9.33 years; Mr. Zdravecky, 10.08 years; Mr. Chesney, 6.83 years; and Mr. Wilkins, 3.58 years.

     The amounts shown in the following table are estimated annual retirement benefits (payable as a straight life annuity) for the respective compensation levels and years of service, after deduction of an offset of anticipated Social Security benefits as provided under the terms of the Plan.




                                Years of Service

Annual Earnings      10       15       20       25       30
---------------    -------------------------------------------
    Average
    $120,000       $21,382  $32,073  $42,764  $53,455  $64,146

    $140,000       $25,382  $38,073  $50,764  $63,455  $76,146

    $160,000*      $29,382  $44,073  $58,764  $73,455  $88,146

    * The Internal Revenue Code limits the amount of compensation that can be taken into account in 1998 to $160,000.



Medical Insurance

     Certain Company officers participate in a medical insurance plan covering up to $100,000 per participant in annual medical expenses. The aggregate benefit amount paid for such participants totaled $8,140 for 1998.

Salary Continuation

     In order to attract and encourage key executives to remain with the Company, the Company instituted a salary continuation program which provides certain key executives with a death benefit, contingent upon employment or service as a consultant with the Company until retirement or death. Upon the executive's death, the Company will pay to his designated beneficiary, annually for a period of ten years, an amount equal to 40% of the executive's current annual salary or salary at date of retirement. The Company has purchased life insurance policies on the lives of the executives, naming the Company as the sole beneficiary. The amount of such coverage is designed to provide to the Company a source of funds to satisfy its obligations under the program. Annual premiums paid in 1998 with respect to Mr. Sheehan, were approximately $51,135; however, if current assumptions as to mortality experience, policy dividends and other factors are realized, the Company will recover, through tax deductions over the life of the program, all of its payments to the insurance company and the executives. Mr. Sheehan was the last active executive covered by this program.


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


Stock Options

     The Predecessor Company had granted to certain employees stock options providing them the option to purchase restricted shares of common stock of the Parent aggregating approximately 4% of the common stock on a fully diluted basis. All stock options were exercised prior to the closing of the Transaction and the new stock awards plan described below was adopted.


1998 Stock Awards Plan

     In connection with the closing of the Transaction, the Board of Directors and the Company's stockholders approved the Company's 1998 Stock Awards Plan (the "1998 Stock Awards Plan"). The 1998 Stock Awards Plan is intended to provide employees, consultants and other service providers with an opportunity to acquire a proprietary interest in AXIA Group and additional incentive and reward opportunities based on the growth in the Common Stock price of AXIA Group. The 1998 Stock Awards Plan provides for the granting of options (either incentive stock options within the meaning of Code Section 422(b), or options that do not constitute incentive stock options ("non-qualified stock options"), restricted stock awards, stock appreciation rights, performance awards and phantom stock awards, or any combination thereof. The number of shares of Common Stock that may be subject to outstanding awards is 31,111 shares of Common Stock. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

     Administration. The 1998 Stock Awards Plan will be administered by the Compensation Committee of AXIA Group. The Compensation Committee will have the power to determine which employees, consultants and other service providers will receive an award, the time or times when such award will be made, the type of the award and the number of shares of Common Stock to be issued under the award or the value of the award. Only persons who at the time of the award are employees of or service providers to AXIA Group or of any subsidiary of AXIA Group will be eligible to receive awards under the 1998 Stock Awards Plan. A director of AXIA Group is not eligible to receive an award under the 1998 Stock Awards Plan unless such director is an employee of AXIA Group or any of its subsidiaries.

     Options. The 1998 Stock Awards Plan provides for two types of options: incentive stock options and non-qualified stock options. The Compensation Committee will designate the persons to receive the options, the number of shares subject to the options and the terms and conditions of each option granted under the 1998 Stock Awards Plan. The term of any option granted under the 1998 Stock Awards Plan shall be determined by the Compensation Committee; provided, however, that an incentive stock option may only be awarded to an employee and that the term of any incentive stock option cannot exceed ten years from the date of the grant and any incentive stock option granted to an employee who possesses more than 10.0% of the total combined voting power of all classes of shares of AXIA Group or of its subsidiary within the meaning of Section 422(b)(6) of the Code must not be exercisable after the expiration of five years from the date of grant. The exercise price of options granted under the 1998 Stock Awards Plan will be determined by the Compensation Committee; provided, however, that an incentive stock option exercise price cannot be less than the fair market value of a share of Common Stock on the date such option is granted (subject to certain adjustments provided under the 1998 Stock Awards Plan). Further, the exercise price of any incentive stock option granted to an employee who possesses more than 10.0% of the total combined voting power of all classes of shares of AXIA Group or of its subsidiaries within the meaning of Section 422(b)(6) of the Code must be at least 110% of the fair market value of the Common Stock on the date such option is granted. The exercise price of options granted under the 1998 Stock Awards Plan will be paid in full in a manner prescribed by the Compensation Committee.

     Restricted Stock Awards. Pursuant to a restricted stock award, Common Stock will be granted to an eligible person at the time the award is made without any cash payment to AXIA Group, except to the extent otherwise provided by the Compensation Committee or required by law; provided, however, that such shares will be subject to certain restrictions on the disposition thereof and certain obligations to forfeit such shares to the Company as may be determined in the discretion of the Compensation Committee. The restrictions on disposition may lapse based upon (a) AXIA Group's attainment of specific performance targets established by the Compensation Committee that are based on: (i) the fair market value of a share of Common Stock; (ii) AXIA Group earnings per share; (iii) the Company's revenue; (iv) the revenue of a business unit of AXIA Group designated by the Compensation Committee; (v) the return on stockholders' equity achieved by AXIA Group or (vi) AXIA Group's pre-tax cash flow from operation (b) the grantee's tenure with AXIA Group, or (c) a combination of factors. AXIA Group will retain custody of the Common Stock issued pursuant to a restricted stock award until the disposition restrictions lapse. A grantee may not sell, transfer, pledge, exchange, hypothecate, or otherwise dispose of such shares until the expiration of the restriction period. However, upon the issuance to the grantee of Common Stock pursuant to a restricted stock award, except for the foregoing restrictions, such grantee will have all the rights of a stockholder of the Company with respect to such shares, including the right to vote such shares and to receive all dividends and other distributions paid with respect to such shares.

     Stock Appreciation Rights. A stock appreciation right permits the holder thereof to receive an amount in cash, Common Stock, or a combination thereof (as determined by the Compensation Committee), equal in value to the number of stock appreciation rights exercised by the holder multiplied by the excess of the fair market value of Common Stock on the exercise date over the stock appreciation rights' exercise price. Stock appreciation rights may or may not be granted in connection with the grant of an option and no stock appreciation right may be exercised earlier than six months from the date of grant. A stock appreciation right may be exercised in whole or in installments and at such time as determined by the Compensation Committee.

     Performance and Phantom Stock Awards. The 1998 Stock Awards Plan permits grants of performance awards and phantom stock awards, which may be paid in cash, Common Stock, or a combination thereof as determined by the Compensation Committee. Performance awards granted under the 1998 Stock Awards Plan will have a maximum value established by the Compensation Committee at the time of the grant. A grantee's receipt of such amount will be contingent upon satisfaction by AXIA Group, or any subsidiary, division or department thereof, of performance conditions established by the Compensation Committee prior to the beginning of the performance period. Future performance conditions may be based on: (i) the price of a share of Common Stock; (ii) AXIA Group's earnings per share; (iii) the Company's revenue; (iv) the revenue of a business unit of AXIA Group designated by the Compensation Committee; (v) the return on stockholder's equity achieved by AXIA Group; (vi) AXIA Group or business unit's pre-tax cash flow from operations or (vii) a combination of such factors. Such performance awards, however, may be subject to later revisions as the Compensation Committee deems appropriate to reflect significant unforeseen events or changes. A performance award will terminate if the grantee's employment or service with the Company terminates during the applicable performance period except as otherwise provided by the Compensation Committee at the time of grant. Phantom stock awards granted under the 1998 Stock Awards Plan are awards of Common Stock or rights to receive amounts equal to stock appreciation over a specific period of time. Such awards vest over a period of time or upon the occurrence of a specific event(s) established by the Compensation Committee, without payment of any amounts by the holder thereof (except to the extent required by law) or satisfaction of any performance criteria or objectives. Future performance conditions may be based on (i) the price of a share of Common Stock; (ii) AXIA Group's earnings per share; (iii) AXIA Group's revenue; (iv) the revenue of a business unit of AXIA Group designated by the Compensation Committee; (v) the return on stockholder's equity achieved by AXIA Group; (vi) AXIA Group or business unit's pre-tax cash flow from operations or (vii) a combination of such factors. A phantom stock award will terminate if the grantee's employment or service with the Company terminates during the applicable vesting period or, if applicable, the occurrence of a specific event(s), except as otherwise provided by the Compensation Committee at the time of grant. In determining the value of performance awards or phantom stock awards, the Compensation Committee must take into account a grantee's responsibility level, performance, potential, other awards under the 1998 Stock Awards Plan and such other considerations as it deems appropriate. Such payment may be made in a lump sum or in installments as prescribed by the Compensation Committee. Any payment made in Common Stock will be based upon the fair market value of the Common Stock on the payment date.

     Income Tax Considerations. Upon the exercise of a nonqualified option, the optionee will recognize ordinary taxable income on the amount by which the fair market value of the Common Stock purchased exceeds the price paid for such Common Stock under the option. The Company shall be able to deduct the same amount for federal income tax purposes. The exercise of an incentive stock option has no tax consequence to an optionee or the Company. At the time the restrictions lapse on a restricted stock award, the holder of such award will recognize ordinary taxable income in an amount equal to the fair market value of the shares of Common Stock on which the restrictions lapse. The amount of ordinary taxable income recognized by such holder of a restricted stock award is deductible by the Company. Upon the exercise of a stock appreciation right, the holder of such right must include in ordinary taxable income the amount of cash or the fair market value of the shares of Common Stock received. The amount of ordinary taxable income recognized by such holder of the stock appreciation right is deductible by the Company. A holder of a performance award or a phantom stock award will include in his or her ordinary taxable income the fair market value of the shares of Common Stock related to such award when the holder's rights in such award first becomes transferable or is no longer subject to a substantial risk of forfeiture. The amount of ordinary taxable income recognized by the holder of either award is deductible by the Company.

Item 12.   SECURITY OWNERSHIP

                              Beneficial Ownership

     The Company is wholly owned by Holdings, a wholly-owned subsidiary of AXIA Group, Inc.

     The following table sets forth as of December 31, 1998, the number and percentage of the outstanding shares of AXIA Group's Common Stock beneficially owned by the ESOP, the Named Executive Officers, each director of AXIA Group and the Company, all directors and officers as a group and each person who is the beneficial owner of more than 5% of the outstanding Common Stock.

                                                                                        Amount and Nature           % of
                                                                                     of Beneficial Ownership     Outstanding
                       Name and Address of Beneficial Owner                              of Common Stock        Common Stock
----------------------------------------------------------------------------------  --------------------------  -------------
David H. Chesney..................................................................                    3,750              1.3%
  9501 Granger Rd.
  Cleveland, Ohio 44125
Lyle J. Feye......................................................................                    3,000              1.1%
  100 West 22nd Street, Suite 134
  Lombard, Illinois 60148
Susan O. Rheney...................................................................                    5,000              1.8%
  Eight Greenway Plaza, Suite 702
  Houston, Texas 77046
Gary L. Rosenthal.................................................................                    4,925(1)           1.8%
  Eight Greenway Plaza, Suite 714
  Houston, Texas 77046
Dennis W. Sheehan.................................................................                    4,000              1.4%
  100 West 22nd Street, Suite 134
  Lombard, Illinois 60148
Ian G. Wilkins....................................................................                    2,500              0.9%
  151 Walker Road
  Statesville, North Carolina 28625
Robert G. Zdravecky...............................................................                    3,500              1.2%
  3305 Breckinridge Blvd., Suite 122
  Duluth, Georgia 30096
All directors and Named Executive Officers........................................                   26,675              9.5%
  as a group (7 persons)
The CIT Group/Equity Investments, Inc.............................................                   25,000              8.9%
  650 CIT Drive
  Livingston, New Jersey 07039
Fayez Sarofim Investment Partnership No. 7,  L.P..................................                   25,000              8.9%
  Two Houston Center, Suite 2907
  Houston, Texas 77010
Frank J. Hevrdejs.................................................................                   25,000              8.9%
  Eight Greenway Plaza, Suite 702
  Houston, Texas 77046
Paribas North America.............................................................                   25,000              8.9%
  787 Seventh Avenue
  New York, New York 10019
Gordon A. Cain....................................................................                   17,500              6.2%
  Eight Greenway Plaza, Suite 702
  Houston, Texas 77046
AXIA Incorporated Employee Stock Ownership Plan...................................                   15,000              5.3%

(1) Does not include 3,000 shares held in trust for Mr. Rosenthal's descendants. Mr. Rosenthal disclaims beneficial ownership of such shares.

Any shares of Common Stock acquired by the ESOP in the Equity Investment will be voted by the trustee of the ESOP (the "ESOP Trustee") pursuant to the direction of the Board of Directors or by a committee to be designated by the Board of Directors, except that participants will be entitled to direct the ESOP Trustee to vote the shares of Common

Stock allocated to their accounts with respect to the approval or disapproval of any corporate merger or consolidation, recapitalization, reclassification, liquidation, dissolution, sale of substantially all assets of a trade or business or such similar transactions as may be prescribed in regulations under the Code.


Item 13.  CERTAIN RELATIONSHIPS

     The following is information concerning certain transactions between the Company and certain affiliates. The Company believes that these transactions are on terms at least as favorable to the Company as it could obtain from unaffiliated third parties. These transactions were not approved by a majority of the disinterested members of the Board of Directors.

                             Related Transactions

     Sterling entered into an agreement with AXIA Group and Acquisition Co. pursuant to which Sterling is to provide consulting and advisory services with respect to the organization of AXIA Group, Acquisition Co. and Finance Co., the structuring of the Transaction, employee benefit and compensation arrangements and other matters. The agreement also provides that AXIA Group and Acquisition Co., jointly and severally, will indemnify Sterling against liabilities relating to its services. At the Closing, the Company paid Sterling a one-time transaction fee of $2.5 million for these services, and reimbursed Sterling for its expenses. From the transaction fee received at Closing, Sterling paid Gary Rosenthal a fee of $250,000 for consulting services rendered in connection with the Transaction, and AXIA Group and the Company will indemnify Mr. Rosenthal against liabilities related to his services. In addition, through 2008 AXIA Group will pay Sterling an annual management fee of $100,000 in cash and annually grant Sterling AXIA Group Common Stock having a value of $100,000 calculated based upon the latest ESOP valuation price. In addition, each of AXIA Group, and Acquisition Co. has agreed that if any one or more of them or any of their subsidiaries determines within ten years of the date of the closing of the Acquisition to dispose of or acquire any assets or business having a value of $1 million or more (a "Future Corporate Transaction") or to offer its securities for sale publicly or privately to raise any debt or equity financing (a "Future Securities Transaction"), either AXIA Group, Acquisition Co., or the relevant subsidiary will retain Sterling as a consultant with respect to the Transaction, provided a principal, officer or director of Sterling or any of their respective affiliates or family members owns any equity securities of AXIA Group or any of its successors. For any Future Corporate Transaction, Sterling is entitled to receive a fee in the amount of 1% of the aggregate consideration paid or received plus the aggregate amount of any liabilities assumed in connection with an acquisition or disposition and reimbursement of any expenses or fees incurred by Sterling in connection therewith. For any Future Securities Transaction, Sterling is entitled to receive a fee in the amount of 0.5% of the aggregate gross selling price of such securities and, regardless of whether such Future Securities Transaction is consummated, Sterling is entitled to receive reimbursements of any expenses or fees incurred by Sterling in connection therewith. The agreement is automatically renewable for successive one-year periods, subject to notice of termination by either Sterling or AXIA Group.

     AXIA Group, Acquisition Co. and Finance Co. were organized by Sterling for the purpose of effecting the Acquisition. Ms. Susan Rheney, a principal of Sterling, is a director of AXIA Group, Acquisition Co. and the Company. See "Management." At the Transaction Date Ms. Rheney, Mr. Hevrdejs and Mr. Oehmig, all associated with Sterling, purchased 5,000 shares, 25,000 shares and 16,500 shares, respectively, of AXIA Group Common Stock as part of the Equity investment. Additionally, Messrs. Chesney, Feye, Sheehan, Wilkins, Zdravecky and Rosenthal (or a trust for his descendants) purchased 3,750 shares, 3,000 shares, 4,000 shares, 2,500 shares, 3,500 shares and 10,000 shares, respectively, of AXIA Group Common Stock as part of the Equity Investment. All such purchases of Common Stock were made at a price of $100 per share.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report or incorporated herein by reference:
         (1) The Consolidated Financial Statements and Financial Statement Schedules of AXIA Incorporated are listed on the Index, page 25 of this Form 10-K.
         (2) Exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" below:


                                    EXHIBITS
Exhibit
  No.                              Description
-------                            -----------

  3.1*    Certificate of Incorporation of the Company, as amended

  3.2*    Bylaws of the Company

  4.1* Indenture, as supplemented, dated as of July 22, 1998 by and between the Company and State Street Bank & Trust Company National Bank, as Trustee, with respect to the 10.75% Senior Subordinated Notes due 2008, including the form of the Note.

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

  10.10* Pledge Agreement dated as of July 22, 1998 by and between AXIA Incorporated, Paribas and the Lenders named therein

  10.11* Letter Agreement dated June 23, 1998 by and among The Sterling Group, Inc., Axia Group, Inc., Axia Acquisition Corp. and each of their subsidiaries

  10.12* Form of Indemnity Agreement between AXIA Incorporated and each of its officers and directors.

  10.13* Form of Tax Sharing Agreement among Axia Group, Inc., Axia Holdings Corp., AXIA Incorporated, Ames Taping Tool Systems, Inc. and TapeTech Tool Co., Inc.

  23.4*   Consent of Arthur Andersen LLP

* Filed as an exhibit to the Company's Form S-4 (Registration No. 333-64555) under an exhibit number identical to that described herein and incorporated herein by this reference.

          (b) Reports on Form 8-K: Form 8-K filed on December 15, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AXIA INCORPORATED


                             By /s/ Lyle J. Feye
                             ---------------------------
                             Lyle J. Feye
                             Vice President, Treasurer, Chief Financial Officer

Date:  March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



       Signature                                         Title                         Date
       ----------                                        -----                         ----

/s/ Gary L. Rosenthal                     Chairman, President and Director      March 30, 1999
----------------------------
    Gary L. Rosenthal


/s/ Lyle J. Feye                              Vice President Finance,           March 30, 1999
---------------------------                  Principal Financial Officer,
    Lyle J. Feye                                       and
                                             Principal Accounting Officer


/s/ Susan O. Rheney                                   Director                  March 30, 1999
---------------------------
    Susan O. Rheney


/s/ C. Byron Snyder                                   Director                  March 30, 1999
---------------------------
    C. Byron Snyder