Form 10-Q
period 1999-03-31
AXIA INC
filed 1999-05-14
CIK 12635

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended March 31, 1999              Commission File No. 333-64555


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                             --------------------

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

                             --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X                                    No
                  -----                                     -----

                             --------------------

                                    PART I
Item 1.  Financial Statements

                      AXIA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                 (Dollars in thousands, except share amounts)

                                                    March 31,       December 31,
                                                      1999              1998
                                                   -----------      ------------
ASSETS                                             (Unaudited)
------
CURRENT ASSETS:
  Cash and cash equivalents                          $  5,393         $  5,904
  Accounts receivable, net                             14,285           14,133
  Inventories, net                                     10,840           11,092
  Prepaid income taxes and other current assets         2,128            1,135
  Deferred income tax benefits                          3,460            3,439
                                                     --------         --------
       Total Current Assets                          $ 36,106         $ 35,703
                                                     --------         --------

PLANT AND EQUIPMENT, AT COST:
  Land                                               $    984         $    984
  Buildings and improvements                            4,579            4,600
  Machinery and equipment                              19,082           18,750
  Equipment leased to others                           10,351           10,113
                                                     --------         --------
                                                     $ 34,996         $ 34,447
  Less: Accumulated depreciation                        2,774            1,758
                                                     --------         --------
       Net Plant and Equipment                       $ 32,222         $ 32,689
                                                     --------         --------

OTHER ASSETS:
  Goodwill, net                                      $106,922         $107,633
  Intangible assets, net                                  896              807
  Deferred charges, net                                17,399           18,097
  Other assets                                             27               28
                                                     --------         --------
       Total Other Assets                            $125,244         $126,565
                                                     --------         --------

TOTAL ASSETS                                         $193,572         $194,957
                                                     ========         ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt               $  4,804         $  4,655
  Accounts payable                                      4,682            4,334
  Payable to parent                                       215                -
  Accrued liabilities                                   9,075           11,868
  Accrued income taxes                                    214               11
                                                     --------         --------
       Total Current Liabilities                     $ 18,990         $ 20,868
                                                     --------         --------

NON-CURRENT LIABILITIES:
  Long-term debt, less current maturities            $129,965         $131,020
  Other non-current liabilities                         8,632            7,970
  Deferred income taxes                                 6,819            6,750
                                                     --------         --------
       Total Non-Current Liabilities                 $145,416         $145,740
                                                     --------         --------

  Commitments and contingencies                      $      -         $      -
  Common stock held by ESOP                             1,620            1,620
  Less: Note receivable from ESOP                      (1,405)        $ (1,473)

STOCKHOLDER'S EQUITY:
  Common stock ($.01 par value; 100 shares
   authorized, issued and outstanding)               $      -         $      -
  Additional paid-in capital                           26,511           26,511
  Retained earnings                                     2,474            1,482
  Accumulated other comprehensive income                  (34)             209
                                                     --------         --------
       Total Stockholder's Equity                    $ 28,951         $ 28,202
                                                     --------         --------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                               $193,572         $194,957
                                                     ========         ========

    The accompanying Notes to the Unaudited Interim Consolidated Financial
           Statements are an integral part of these balance sheets.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                            (Dollars in thousands)

                                                                              Predecessor Company
                                                                              -------------------
                                                        January 1, 1999        January 1, 1998
                                                               to                     to
                                                         March 31, 1999         March 31, 1998
                                                         --------------         --------------
                                                           (Unaudited)            (Unaudited)
    Net sales                                                 $22,788                $21,096
    Net rentals                                                 8,369                  7,049
                                                              -------                -------

Net revenues                                                  $31,157                $28,145

    Cost of sales                                              14,425                 12,775
    Cost of rentals                                             2,320                  2,210
    Selling, general and administrative expenses                6,840                  6,185
    Depreciation and amortization                               1,830                  1,170
                                                              -------                -------

Income from operations                                        $ 5,742                $ 5,805

    Interest expense                                            3,551                    733
    Interest income                                               (64)                    (7)
    Other expense (income), net                                   212                     69
                                                              -------                -------

Income before income taxes                                    $ 2,043                $ 5,010

    Provision for income taxes                                  1,051                  2,084
                                                              -------                -------

Net income                                                    $   992                $ 2,926
                                                              =======                =======

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                            (Dollars in thousands)




                                                                               Other Comprehensive Income
                                                                        ----------------------------------------
                                        Common    Additional             Minimum    Cumulative     Accumulated     Compre-
                                         Stock     Paid-in    Retained   Pension    Translation   Other Compre-    hensive
                                       Par Value   Capital    Earnings  Liability   Adjustments   hensive Income   Income
                                       ---------  ----------  --------  ---------   -----------   --------------   -------
Predecessor Company
-------------------

BALANCE, DECEMBER 31, 1997                $ -      $16,723    $23,818    $(182)       $(292)          $(474)       $     -
 Net income                                 -            -      2,926        -            -               -          2,926
 Cumulative translation adjustment          -            -          -        -          (48)            (48)           (48)
                                          ---      -------    -------    -----        -----           -----        -------

 Comprehensive income                                                                                              $ 2,878
                                                                                                                   =======

BALANCE, MARCH 31, 1998 (unaudited)       $ -      $16,723    $26,744    $(182)       $(340)          $(522)
                                          ===      =======    =======    =====        =====           =====

AXIA Incorporated
-----------------

BALANCE, DECEMBER 31, 1998                $ -      $26,511    $ 1,482    $  (1)       $ 210           $ 209        $     -

 Net income                                 -            -        992        -            -               -            992
 Cumulative translation adjustment          -            -          -        -         (243)           (243)          (243)
                                          ---      -------    -------    -----        -----           -----        -------

 Comprehensive income                                                                                              $   749
                                                                                                                   =======

BALANCE, MARCH 31, 1999 (unaudited)       $ -      $26,511    $ 2,474    $  (1)       $ (33)          $ (34)
                                          ===      =======    =======    =====        =====           =====


         The accompanying Notes to the Unaudited Interim Consolidated Financial Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                            (Dollars in thousands)

                                                                                     Predecessor Company
                                                                                     -------------------
                                                               January 1, 1999         January 1, 1998
                                                                      to                      to
                                                                March 31, 1999          March 31, 1998
                                                             --------------------    -------------------
                                                                 (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $   992                 $ 2,926
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
   Depreciation and amortization                                     2,025                   1,254
   Deferred income tax provision (benefit)                              48                      72
   Loss (gain) on disposal of fixed assets                              26                      19
   Provision for losses on accounts receivable                         427                     500
   Provision for obsolescence of inventories                           (14)                   (104)
   Credit to pension expense                                             -                     (95)
   Changes in assets and liabilities:
     Accounts receivable                                              (768)                 (1,725)
     Inventories                                                        85                    (244)
     Accounts payable                                                  481                     179
     Payable to parent                                                 215                       -
     Accrued liabilities                                            (2,757)                   (880)
     Other current assets                                           (1,334)                   (170)
     Income taxes payable                                              539                   1,311
     Other non-current assets                                          401                    (223)
     Other non-current liabilities                                     662                      33
     Payments on note receivable from ESOP                              68                       -
                                                                   -------                 -------
  Net Cash Provided by Operating Activities                        $ 1,096                 $ 2,853


CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash used for capital expenditures                              $  (695)                $(1,237)
   Proceeds from sale of fixed assets                                   13                       -
                                                                   -------                 -------
  Net Cash Provided by (Used in) Investing Activities              $  (682)                $(1,237)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in Revolving Credit Loan                $     -                 $  (700)
   Payments of other long-term debt                                   (906)                 (1,696)
   Other equity transactions                                            18                      27
                                                                   -------                 -------
  Net Cash (Used in) Financing Activities                          $  (888)                $(2,369)


EFFECT OF EXCHANGE RATE CHANGES ON CASH                            $   (37)                $   (16)
                                                                   -------                 -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               $  (511)                $  (769)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     5,904                   1,310
                                                                   -------                 -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 5,393                 $   541
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

                      AXIA INCORPORATED AND SUBSIDIARIES
                  NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
                             FINANCIAL STATEMENTS


NOTE 1  ORGANIZATION AND PRESENTATION

  By agreement dated June 17, 1998, AXIA Acquisition Corp. ("Acquisition Co."), a company organized to effect the acquisition (the "Acquisition") of Axia Holdings Corp., entered into an Agreement and Plan of Merger (the "Merger Agreement") with Axia Holdings Corp. ("Holdings"), the parent of AXIA Inc. (the "Predecessor Company" prior to the date of the Transaction) to effect the acquisition for a purchase price of $155,250,000 (including the repayment of indebtedness), subject to certain post-closing adjustments. Upon completion of the transaction (the "Transaction"): (i) Holdings and AXIA Incorporated (the "Company") became direct and indirect subsidiaries, respectively, of AXIA Group, Inc. ("AXIA Group" the parent company of Acquisition Co.) and (ii) the Company became the primary obligor on borrowings made under the bank credit agreement (the "Bank Credit Agreement") and Senior Subordinated Notes issued on the Transaction Date defined below.

  On July 22, 1998 (the "Transaction Date"), AXIA Group sold $28,000,000 of its common stock ("Common Stock") and contributed the proceeds thereof to Acquisition Co. (the "Equity Investment"). Finance Co., an indirect subsidiary of AXIA Group, borrowed approximately $39,250,000 under the Bank Credit Agreement and received approximately $100,000,000 in gross proceeds from the sale of the Senior Subordinated Notes. Such funds were used: (i) to effect the Acquisition pursuant to the Merger Agreement; (ii) to fund the ESOP; (iii) to repay existing indebtedness of the Company and (iv) to pay fees and expenses in connection with the transaction. Finance Co. then merged into the Company.

  The Merger Agreement contains indemnification provisions binding on each of the parties to the Merger Agreement. Pursuant to such provisions each of the parties has agreed to indemnify each other for breaches of representations, warranties and covenants.

  Accounting policies used in the preparation of the unaudited interim consolidated financial statements are consistent with the accounting policies described in the Notes to the Consolidated Financial Statements for the year ended December 31, 1998. In the opinion of the management, the interim financial statements reflect all adjustments consisting only of normal recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 and the accompanying notes thereto in the Company's Form 10-K under the Securities Act of 1934.

NOTE 2  MERGER AND REFINANCING EFFECTS

  Goodwill of the surviving company as of March 31, 1999, represents the excess purchase price paid over the estimated fair value of the net assets acquired, excluding Predecessor Company goodwill in the July 22, 1998 merger. The merger was accounted for as a purchase and resulting goodwill of $108,837,000 was recorded on the Transaction Date. Goodwill is stated net of amortization and is being amortized on a straight-line basis over forty years.

  The following table illustrates the unaudited results of operations of the Company for the three month period ended March 31, 1999 and the unaudited pro forma results of operations of the Company for the three month period ended March 31, 1998 as if the merger and refinancing occurred on January 1, 1998 (in thousands):

                                      Three Months Ended
                                ------------------------------
                                March 31, 1999  March 31, 1998
                                    Actual        Pro Forma
                                --------------  --------------

  Net revenues                         $31,157         $28,145
  Income from operations                 5,742           5,240
  Income before income taxes             2,043           1,527
  Net income                               992             651

  The preceding pro forma amounts include the effect of an increase in goodwill amortization, adjustments to depreciation expense as a result of a revaluation of fixed assets, an increase in interest expense as a result of the new debt structure, a reduction in the annual management fee, the addition of an ESOP plan, and the income tax effect of these adjustments.

NOTE 3  INVENTORIES

  Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The cost elements included in inventories are material, labor and factory overhead. Inventories consist of the following (in thousands):

                       March 31, 1999  December 31, 1998
                       --------------  -----------------

  Raw materials               $ 4,659            $ 4,752
  Work in process               1,087              1,176
  Finished goods                5,094              5,164
                              -------            -------
  Total inventories           $10,840            $11,092
                              =======            =======

NOTE 4  LONG-TERM DEBT

  Long-term debt, inclusive of capital lease obligations which are not material, consists of the following (in thousands):

                                                                                              March 31, 1999     December 31, 1998
                                                                                            -------------------  ------------------

     10.75% Senior Subordinated Notes                                                                 $100,000            $100,000
     Term Loan                                                                                          33,333              34,167
     ESOP Term Loan                                                                                      1,219               1,313
     Revolving Credit Facility                                                                               -                   -
     Other                                                                                                 217                 195
                                                                                                      --------            --------
       Total Debt                                                                                     $134,769            $135,675
     Less Current Maturities                                                                            (4,804)             (4,655)
                                                                                                      --------            --------
       Total Long-Term Debt                                                                           $129,965            $131,020
                                                                                                      ========            ========

  Current maturities of long-term debt as of March 31, 1999 consisted of the following
   (in thousands):

                                                                                             Scheduled Payment
                                                                                                    Date                   Amount
                                                                                            ------------------            --------

     Excess Cash Flow Payment                                                                   April 14, 1999            $    590
     Term Loan and ESOP Loan                                                                     June 30, 1999                 911
     Term Loan and ESOP Loan                                                                September 30, 1999               1,075
     Term Loan and ESOP Loan                                                                 December 31, 1999               1,075
     Term Loan and ESOP Loan                                                                    March 31, 2000               1,075
     Other                                                                                             Various                  78
                                                                                                                          --------
       Total Current Maturities                                                                                           $  4,804
                                                                                                                          ========

  The Bank Credit Agreement requires prepayments for a portion of excess cash flow, as defined in the agreement. Accordingly, the Company made an excess cash flow payment of $590,000 from cash on hand on April 14, 1999 which was applied prorata to the Term Loan ($569,000) and the ESOP Loan ($21,000) in accordance with the agreement.

BANK CREDIT AGREEMENT

  On the Transaction Date, the Company and its domestic subsidiaries entered into a credit agreement (the "Bank Credit Agreement") which included a term loan ("Term Loan") with an original principal amount of $35,000,000, a $1,500,000 term loan for an ESOP (the "ESOP Loan"), an aggregate $25,000,000 in principal amount available for acquisitions (the "Acquisition Facility"), and a non-amortizing revolving credit loan ("Revolving Credit Facility") of up to $15,000,000, including up to $2,000,000 of letters of credit. The Company, at closing, borrowed $35,000,000 of the Term Loan, $1,500,000 of the ESOP Loan and $2,750,000 against the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are subject to a borrowing base as determined per the agreement and the satisfaction of certain conditions.

  The Revolving Credit Facility, Acquisition Facility, Term Loan and ESOP Term Loan (collectively, the "Loans") bear interest at an alternate base rate, as defined in the agreement, based in part on a prime rate, or at a LIBOR rate, in each case plus an applicable margin, which is initially 2.25% for LIBOR rate advances and 1.00% for alternate base rate advances. The applicable margin may be adjusted based on the ratio of total debt to EBITDA, as defined, and will range from 0% to 1.00% for alternate base rate advances and 1.00% to 2.25% for LIBOR rate advances. The weighted average interest rate at March 31, 1999 was 7.29%. At March 31, 1999, the Company had no borrowings outstanding under the Revolving Credit Loan.

  All principal and interest on the Loans are due in 2004, except the ESOP Term Loan, which is due in 2002, and are subject to certain mandatory prepayments and scheduled payments. Accrued interest under the Loans is due quarterly and/or at the end of the relevant interest period in the case of LIBOR Rate Advances. The Term Loan matures June 30, 2004 with quarterly amortization payments due on the last day each March, June, September and December. Amounts borrowed under the Acquisition Facility are due on the last day of each September, December, March and June, from September 2001 to June 2004. The Bank Credit Agreement permits prepayments with notice, provides for reimbursement for certain costs, and requires prepayments from a portion of excess cash flow (as defined) as well as to the extent cash proceeds from certain events exceed amounts determined by certain formulas.

  Borrowings under the Acquisition Facility (which are available until September
2001) are subject to certain conditions precedent, including delivering certain information to the Lenders about the proposed acquisition, the delivery of guarantees and security documents as to the proposed acquisition and the conformance of the acquisition to certain criteria. The Company had no borrowings outstanding under the Acquisition Facility at March 31, 1999.

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

  Under the Bank Credit Agreement, the Company is required to satisfy certain financial covenants, including (i) a fixed charge coverage ratio; (ii) a minimum net worth test; (iii) a ratio of total debt to EBITDA and (iv) a minimum interest coverage ratio, all as defined in the agreement. The Company was in compliance with its loan covenants at March 31, 1999.

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

NOTE 6  BUSINESS SEGMENTS

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

  Ames ("Ames") is the designer, manufacturer, distributor and marketer of automatic taping and finishing tools, which are rented or sold to interior finishing contractors to finish drywall joints prior to painting, wallpapering and other forms of final treatment. In addition, Ames sells a variety of other drywall tools, finishing accessories, and supplies through its network of Company-managed stores.

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

   A summary of segment information for the periods ended March 31, 1999 and March 31, 1998 is as follows (in thousands):

                                   Ames   Nestaway  Fischbein   Corporate  Consolidated
                                 -------  --------  ---------  ----------  ------------
March 31, 1999

Revenues                         $13,376   $10,987    $ 6,794    $     -       $ 31,157
Income from operations             3,753     1,990        765       (766)         5,742
Total assets                      72,027    66,551     31,408     23,586        193,572
Depreciation and amortization        880       692        249        204          2,025
Capital expenditures                 541       104         50          -            695

Predecessor Company
-------------------
                                   Ames   Nestaway  Fischbein  Corporate   Consolidated
                                 -------  --------  ---------  ----------  ------------
March 31, 1998

Revenues                         $11,248   $10,555    $ 6,342    $     -       $ 28,145
Income from operations             3,223     2,408        906       (732)         5,805
Total assets                      28,349    40,198     18,383     11,093         98,023
Depreciation and amortization        469       523        169         93          1,254
Capital expenditures                 389       817         31          -          1,237

NOTE 7  SUBSEQUENT EVENT

   In April 1999, a subsidiary of the Company completed the acquisition of The Thames Packaging Equipment Company Limited ("Thames"). The Company borrowed $3,000,000 of its Acquisition Facility to finance the acquisition. Thames, based in London, England, is a manufacturer of industrial heat sealing equipment used for high volume closure of plastic bags. Thames results will be reported within the Fischbein business unit.

NOTE 8  SUBSIDIARY GUARANTEES

   The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees") by Ames Taping Tool Systems, Inc., and TapeTech Tool Co., Inc., each a wholly-owned subsidiary of the Company and each a "Guarantor." These subsidiaries, together with the operating divisions of the Company, represent all of the operations of the Company conducted in the United States. The remaining subsidiaries of the Company are foreign subsidiaries.

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

                      AXIA INCORPORATED AND SUBSIDIARIES
             SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                             AS OF MARCH 31, 1999
                            (Dollars in thousands)


                                                     Parent
                                                    and its     Guarantor    Non-guarantor                  Consolidated
                                                   Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                   ---------   ------------  -------------   ------------   ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                         $  4,224        $   594         $  575       $      -       $  5,393
  Accounts receivable, net                             6,724          5,959          2,753         (1,151)        14,285
  Inventories, net                                     6,879          2,178          2,354           (571)        10,840
  Prepaid income taxes and other current assets        1,881            140            107              -          2,128
  Deferred income tax benefits                         3,460              -              -              -          3,460
                                                    --------        -------         ------       --------       --------
     Total Current Assets                           $ 23,168        $ 8,871         $5,789       $ (1,722)      $ 36,106
                                                    --------        -------         ------       --------       --------

PLANT AND EQUIPMENT, AT COST:
  Land                                              $    984        $     -         $    -       $      -       $    984
  Buildings and improvements                           4,469             56             54              -          4,579
  Machinery and equipment                             18,324            573            185              -         19,082
  Equipment leased to others                          10,351              -              -              -         10,351
                                                    --------        -------         ------       --------       --------
                                                    $ 34,128        $   629         $  239       $      -       $ 34,996
  Less: Accumulated depreciation                       2,602            134             38              -          2,774
                                                    --------        -------         ------                      --------
     Net Plant and Equipment                        $ 31,526        $   495         $  201       $      -       $ 32,222
                                                    --------        -------         ------       --------       --------

OTHER ASSETS:
  Goodwill, net                                     $ 92,090        $14,820         $   12       $      -       $106,922
  Intangible assets, net                                 886             10              -              -            896
  Deferred charges, net                               16,486            912              1              -         17,399
  Investment in wholly-owned subsidiaries             18,770              -              -        (18,770)             -
  Other assets                                            27              -              -              -             27
                                                    --------        -------         ------       --------       --------
     Total Other Assets                             $128,259        $15,742         $   13       $(18,770)      $125,244
                                                    --------        -------         ------       --------       --------

TOTAL ASSETS                                        $182,953        $25,108         $6,003       $(20,492)      $193,572
                                                    ========        =======         ======       ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt              $  4,768        $    36         $    -       $      -       $  4,804
  Accounts payable                                     3,583            559          1,691         (1,151)         4,682
  Payable to parent                                      215              -              -              -            215
  Accrued liabilities                                  7,782            748            545              -          9,075
  Accrued income taxes                                   214              -              -              -            214
  Advance account                                     (8,736)         9,590           (854)             -              -
                                                    --------        -------         ------       --------       --------
     Total Current Liabilities                      $  7,826        $10,933         $1,382       $ (1,151)      $ 18,990
                                                    --------        -------         ------       --------       --------

NON-CURRENT LIABILITIES:
  Long-term debt, less current maturities           $129,906        $    59         $    -       $      -       $129,965
  Other non-current liabilities                        8,632              -              -              -          8,632
  Deferred income taxes                                6,819              -              -              -          6,819
                                                    --------        -------         ------       --------       --------
     Total Non-Current Liabilities                  $145,357        $    59         $    -       $      -       $145,416
                                                    --------        -------         ------       --------       --------

  Common stock held by ESOP                         $  1,620              -              -              -       $  1,620
  Less: Note receivable from ESOP                     (1,405)             -              -              -         (1,405)

STOCKHOLDER'S EQUITY:
  Common stock and
    additional paid-in capital                      $ 26,511        $ 5,098         $1,176       $ (6,274)      $ 26,511
  Retained earnings                                    3,045          9,018          3,478        (13,067)         2,474
  Accumulated other comprehensive income                  (1)             -            (33)             -            (34)
                                                    --------        -------         ------       --------       --------
     Total Stockholder's Equity                     $ 29,555        $14,116         $4,621       $(19,341)      $ 28,951
                                                    --------        -------         ------       --------       --------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                              $182,953        $25,108         $6,003       $(20,492)      $193,572
                                                    ========        =======         ======       ========       ========

                      AXIA INCORPORATED AND SUBSIDIARIES
          SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                            (Dollars in thousands)

                                                    Parent
                                                   and its       Guarantor     Non-guarantor                    Consolidated
                                                  Divisions    Subsidiaries     Subsidiaries    Eliminations       Totals
                                                  ---------    ------------    -------------    ------------    ------------

    Net sales                                       $16,431         $ 4,989           $2,758         $(1,390)        $22,788
    Net rentals                                       4,603           8,145              223          (4,602)          8,369
                                                    -------         -------           ------         -------         -------

Net revenues                                        $21,034         $13,134           $2,981         $(5,992)        $31,157

    Cost of sales                                   $11,214         $ 2,909           $1,744         $(1,442)        $14,425
    Cost of rentals                                     506           6,279              137          (4,602)          2,320
    Selling, general and administrative expenses      3,711           2,394              735               -           6,840
    Depreciation and amortization                     1,658             149               23               -           1,830
                                                    -------         -------           ------         -------         -------

Income (loss) from operations                       $ 3,945         $ 1,403           $  342         $    52         $ 5,742

    Interest expense                                $ 3,548         $     2           $    1         $     -         $ 3,551
    Intercompany interest expense (income)               43             (43)               -               -               -
    Other expense (income), net                        (967)             15              136             964             148
                                                    -------         -------           ------         -------         -------

Income (loss) before income taxes                   $ 1,321         $ 1,429           $  205         $  (912)        $ 2,043
      and extraordinary item

    Provision for income taxes                          381             572               98               -           1,051
                                                    -------         -------           ------         -------         -------

Income (loss) before extraordinary item             $   940         $   857           $  107         $  (912)        $   992
                                                    =======         =======           ======         =======         =======


                       AXIA INCORPORATED AND SUBSIDIARIES
                SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                                                        Parent
                                                       and its       Guarantor     Non-guarantor                    Consolidated
                                                      Divisions    Subsidiaries     Subsidiaries    Eliminations       Totals
                                                      ---------    ------------    -------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES                     $ (128)         $1,182             $ 42          $    -          $1,096

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for capital expenditures                     (694)              -               (1)              -            (695)
    Proceeds from sale of fixed assets                       13               -                -               -              13
                                                         ------          ------             ----    ------------          ------
          Net Cash (Used In) Investing Activities        $ (681)         $    -             $ (1)         $    -          $ (682)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in revolving credit          $    -          $    -             $  -          $    -          $    -
    Net payments of other long-term debt                   (914)              8                -          $    -            (906)
    Net increase (decrease) in advance account              957            (903)             (54)              -               -
    Other equity transactions                                (2)              -               20               -              18
                                                         ------          ------             ----    ------------          ------
          Net Cash (Used In) Financing Activities        $   41          $ (895)            $(34)         $    -          $ (888)


EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                        $    -          $    -             $(37)         $    -          $  (37)
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     (768)            287              (30)              -            (511)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                     4,992             307              605               -           5,904
                                                         ------          ------             ----    ------------          ------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                          $4,224          $  594             $575          $    -          $5,393
                                                         ======          ======             ====    ============          ======

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
                                                    ========         =======         ======        ========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt              $  4,621         $    34         $    -        $      -        $  4,655
  Accounts payable                                     3,197             620          1,750          (1,233)          4,334
  Accrued liabilities                                 10,566             795            507               -          11,868
  Accrued income taxes                                     -               -             11               -              11
  Advance account                                     (9,693)         10,493           (800)              -               -
                                                    --------         -------         ------        --------        --------
    Total Current Liabilities                       $  8,691         $11,942         $1,468        $ (1,233)       $ 20,868
                                                    --------         -------         ------        --------        --------

NON-CURRENT LIABILITIES:
  Long-term debt, less current maturities           $130,967         $    53         $    -        $      -        $131,020
  Other non-current liabilities                        7,970               -              -               -           7,970
  Deferred income taxes                                6,750               -              -               -           6,750
                                                    --------         -------         ------        --------        --------
    Total Non-Current Liabilities                   $145,687         $    53         $    -        $      -        $145,740
                                                    --------         -------         ------        --------        --------

  Common stock held by ESOP                         $  1,620         $     -         $    -        $      -        $  1,620
  Less: Note receivable from ESOP                     (1,473)              -              -               -          (1,473)

STOCKHOLDER'S EQUITY:
  Common stock and
    additional paid-in capital                      $ 26,511         $ 5,098         $1,176        $ (6,274)       $ 26,511
  Retained earnings                                    2,105           8,161          3,371         (12,155)          1,482
  Accumulated other comprehensive income                  (1)              -            210               -             209
                                                    --------         -------         ------        --------        --------
    Total Stockholder's Equity                      $ 28,615         $13,259         $4,757        $(18,429)       $ 28,202
                                                    --------         -------         ------        --------        --------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                              $183,140         $25,254         $6,225        $(19,662)       $194,957
                                                    ========         =======         ======        ========        ========

                       AXIA INCORPORATED AND SUBSIDIARIES
           SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                                           Predecessor Company
                                                  ---------------------------------------------------------------------
                                                    Parent
                                                   and its      Guarantor    Non-guarantor                 Consolidated
                                                  Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                  ----------  -------------  -------------  -------------  ------------

  Net sales                                         $16,110        $ 4,174          $2,723       $(1,911)       $21,096
  Net rentals                                         3,878          6,808             238        (3,875)         7,049
                                                    -------        -------          ------       -------        -------

Net revenues                                        $19,988        $10,982          $2,961       $(5,786)       $28,145

  Cost of sales                                     $10,370        $ 2,439          $1,851       $(1,885)       $12,775
  Cost of rentals                                       517          5,423             145        (3,875)         2,210
  Selling, general and administrative expenses        3,395          2,088             702             -          6,185
  Depreciation and amortization                       1,106             47              17             -          1,170
                                                    -------        -------          ------       -------        -------

Income from operations                              $ 4,600        $   985          $  246       $   (26)       $ 5,805

  Interest expense                                  $   728        $     2          $    3       $     -        $   733
  Intercompany interest expense (income)                 20            (20)              -             -              -
  Other expense (income), net                          (746)            18             120           670             62
                                                    -------        -------          ------       -------        -------

Income before income taxes                          $ 4,598        $   985          $  123       $  (696)       $ 5,010

  Provision for income taxes                          1,646            382              56             -          2,084
                                                    -------        -------          ------       -------        -------

Net income                                          $ 2,952        $   603          $   67       $  (696)       $ 2,926
                                                    =======        =======          ======       =======        =======

                       AXIA INCORPORATED AND SUBSIDIARIES
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                  Predecessor Company
                                                         ----------------------------------------------------------------------
                                                           Parent
                                                          and its      Guarantor    Non-guarantor                 Consolidated
                                                         Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                         ---------   ------------   -------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES                       $ 2,578          $ 109          $ 166   $           -       $ 2,853

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash used for capital expenditures                     (1,173)           (49)           (15)              -        (1,237)
     Proceeds from sale of fixed assets                          -              -              -               -             -
                                                           -------          -----          -----   -------------       -------
Net Cash Provided by (Used In) Investing Activities        $(1,173)         $ (49)         $ (15)  $           -       $(1,237)
                                                           -------          -----          -----   -------------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in Revolving Credit Loan      $  (700)         $   -          $   -   $           -       $  (700)
     Payments of other long-term debt                       (1,360)           (12)          (324)              -        (1,696)
     Net increase (decrease) in advance account                316           (306)           (10)              -             -
     Other equity transactions                                   -              -             27               -            27
                                                           -------          -----          -----   -------------       -------
Net Cash Provided by (Used In) Financing Activities        $(1,744)         $(318)         $(307)  $           -       $(2,369)

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                                -              -            (16)              -           (16)
                                                           -------          -----          -----   -------------       -------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     $  (339)         $(258)         $(172)  $           -       $  (769)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                          (35)           925            420               -         1,310
                                                           -------          -----          -----   -------------       -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                            $  (374)         $ 667          $ 248   $           -       $   541
                                                           =======          =====          =====   =============       =======

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

     On July 22, 1998 (the "Transaction Date"), AXIA Group sold $28,000,000 of its common stock ("Common Stock") and contributed the proceeds thereof to Acquisition Co. (the "Equity Investment"). Finance Co., an indirect subsidiary of AXIA Group, borrowed approximately $39,250,000 under the Bank Credit Agreement and received approximately $100,000,000 in gross proceeds from the sale of subordinated notes. Such funds were used: (i) to effect the Acquisition pursuant to the Merger Agreement; (ii) to fund the ESOP; (iii) to repay existing indebtedness of the Company and (iv) to pay fees and expenses in connection with the Transaction. Finance Co. then merged into the Company.

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

Results of Operations

  The table below summarizes the results of operations of the Company for the years indicated (in thousand $):

                                                                        Predecessor Company
                                                                        -------------------
                                                  March 31, 1999          March 31, 1998
                                                  --------------          --------------
Net revenues
  Ames net revenues                              $13,376     42.9%       $11,248     40.0%
  Nestaway net revenues                           10,987     35.3         10,555     37.5
  Fischbein net revenues                           6,794     21.8          6,342     22.5
                                                 -------    -----        -------    -----

     Total net revenues                          $31,157    100.0%       $28,145    100.0%

Cost of revenues (1)                              16,745     53.7         14,985     53.2
                                                 -------    -----        -------    -----

Gross profit (1)                                 $14,412     46.3%       $13,160     46.8%

Selling, general, administrative expenses (1)      6,840     22.0          6,185     22.0
Depreciation and amortization                      1,830      5.9          1,170      4.2
                                                 -------    -----        -------    -----

Income from operations                           $ 5,742     18.4%       $ 5,805     20.6%

Interest expense                                   3,551     11.1            733      2.6
Other expense (income)                               148       .5             62       .2
                                                 -------    -----        -------    -----

Income before income taxes
 and extraordinary items                         $ 2,043      6.8%       $ 5,010     17.8%

Provision for income taxes                         1,051      3.5          2,084      7.4
                                                 -------    -----        -------    -----

Net income                                       $   992      3.3%       $ 2,926     10.4%
                                                 =======    =====        =======    =====

(1)   Excluding depreciation and amortization

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998.

     Net Revenues. Net revenues increased $3,012,000 or 10.7%, to $31,157,000 in the three month period ended March 31, 1999 from $28,145,000 in the three month period ended March 31, 1998. The increase in net revenues was a result of increased rentals of automatic taping and finishing ("ATF") tools, and sales of drywall related merchandise, formed wire products and material handling equipment.

     Ames' net revenues increased $2,128,000 or 18.9%, to $13,376,000 in the three month period ended March 31, 1999 from $11,248,000 in the three month period ended March 31, 1998. The increase was primarily the result of an increase in both price and volume of rented ATF tools. In addition Ames' revenues increased due to higher sales of drywall related merchandise at Company-managed distribution outlets. Ames benefited from the strength of the U.S. housing market.

     Nestaway's net revenues increased $432,000 or 4.1%, to $10,987,000 in the three month period ended March 31, 1999 from $10,555,000 in the three month period ended March 31, 1998. Formed wire product revenues improved with added sales of traditional product lines such as dish drainers and shower caddies. Revenues from dishracks and dishrack components declined during the period primarily due to a non-recurring favorable pricing adjustment of $350,000 recorded in the prior year.

     Fischbein's net revenues increased $452,000 or 7.1%, to $6,794,000 in the three month period ended March 31, 1999 from $6,342,000 in the three month period ended March 31, 1998. The increase was primarily due to increased sales of flexible conveyors and storage racks. Revenues from bag closing equipment declined during the period due to reduced revenues in the United States primarily attributable to reduced demand from agricultural customers. Though Latin America and Asia continued to be impacted by adverse economic conditions, revenues remained comparable to 1998 in these regions.

     Gross Profit Excluding Depreciation and Amortization. Gross profit excluding depreciation and amortization increased $1,252,000 or 9.5%, to $14,412,000 in the three month period ended March 31, 1999 from $13,160,000 in the three month period ended March 31, 1998. The increase in gross profit was primarily attributable to the net revenue increase discussed above. Gross profit without depreciation and amortization as a percentage of net revenues declined to 46.3% from 46.8% primarily as a result of the impact of a $350,000 non-recurring price adjustment recorded at Nestaway in the first quarter of 1998. Excluding this event, the comparable gross profit as a percentage of net revenues in the prior year period would have been 46.1%.

     Ames' gross profit improved in conjunction with revenue growth. Although Nestaway's revenues grew over the prior year period, gross profits declined due to the non-recurring favorable price adjustment of $350,000 recorded in the three month period ended March 31, 1998. Fischbein's gross profits improved on an increase in revenues, although gross profit as a percentage of net revenues declined from the prior year period in part due to product mix.

     Selling, General and Administrative Expenses Excluding Depreciation and Amortization. Selling, general and administrative expenses ("SG&A") excluding depreciation and amortization increased $655,000 or 10.6%, to $6,840,000 in 1999 from $6,185,000 in the three month period ended March 31, 1998. SG&A growth was primarily attributable to increased selling expenses related to Ames' efforts to take advantage of market opportunities related to strong housing starts and continued emphasis on expanded marketing programs. The Company also incurred additional consulting services during the period related to computer systems conversions at one of the Company's business units and for tax assistance.

     Depreciation and Amortization. Depreciation and amortization increased $660,000 or 56.4%, to $1,830,000 from $1,170,000 in 1998. This was primarily attributable to an increase in goodwill amortization of $486,000 as a result of the Transaction.

     Interest Expense. Interest expense increased $2,818,000 to $3,551,000 in 1999 from $733,000 in 1998. The increase was the result of the acquisition of the Company and resultant increase in debt.

     Other Expense. Other expense was $148,000 in 1999 compared to other expense of $62,000 in 1998. The increase was attributable to consulting expense related to potential acquisitions.

     Income Taxes and Net Income. The effective tax rate was 51.2% in 1999 compared to 41.6% in 1998. The increase was due to an increase in nondeductible goodwill amortization. Net income decreased $1,934,000 or 66.1%, to $992,000 for the three month period ended March 31, 1999 from $2,926,000 for the three month period ended March 31, 1998 primarily due to increased interest expense and goodwill amortization as discussed in the previous paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash from operating activities of $1,096,000 in the three month period ended March 31, 1999 compared to $2,853,000 in the three month period ended March 31, 1998 and had cash on hand of $5,393,000 at March 31, 1999. The decrease in cash generated was primarily attributable to an increase in working capital discussed in the following paragraph and a reduction in net income primarily as a result of increased interest expense.

     At March 31, 1999, the Company had working capital of $17,116,000 compared to working capital of $14,835,000 at December 31, 1998. The increase in working capital was primarily due to a reduction in accrued liabilities as a result of a semi-annual interest payment on the Subordinated Notes and a receivable from an insurance company. In 1980 the Company had entered into salary continuation agreements with executives of the Company which provide for death benefits to the executive's estate upon the executive's death. The Company purchased life insurance policies on the former executives, naming the Company as the sole beneficiary. A former executive covered under this program passed away in March 1999. Accordingly, the Company has recognized a receivable of approximately $1,300,000. This amount is included within other current assets in the Company's Consolidated Balance Sheets. The corresponding liability to the executive's estate has also been recognized.

     With the consummation of the Transaction, interest payments on the Notes and under the Bank Credit Agreement and amortization of the Term Loan represent significant obligations of the Company. The Company's remaining liquidity demands relate to capital expenditures and working capital needs. For the quarter ended March 31, 1999, the Company spent $695,000 on capital projects. The Company projects capital expenditures of approximately $6,700,000 in 1999, although this amount is subject to change based on numerous factors.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Bank Credit Agreement. The Revolving Credit Facility provides the Company with $15,000,000 of borrowings, subject to availability under the borrowing base. The Acquisition Facility provides the Company with $25,000,000 of borrowings, subject to customary conditions. At March 31, 1999, there were no borrowings outstanding under the Revolving Credit and Acquisition Facility. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments. However, the Company's capital requirements may change, particularly if the Company should complete any material acquisitions. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

Accounting Changes

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Holding Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.
If certain conditions are met, a derivative may be specifically designated as a hedge the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earning effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts, either to hedge existing risks or for speculative purposes. Accordingly, management does not expect implementation of this standard to affect its financial statements.

Other Matters

     With the coming of the year 2000, there has been a great deal of publicity concerning computer information reporting and equipment failure due to hardware's and software's use of two-digit dates ("Year 2000"). Management is responsible for identifying the Company's computer systems affected by the Year 2000 issue and developing and executing a compliance plan. Each business unit has prepared and is in the process of implementing plans to replace current obsolescence and the need to upgrade system capacities to management requirements. As a result, all business units expect their management information systems to be Year 2000 compliant in 1999. The Company has spent approximately $1,200,000 and estimates an additional $200,000 in the aggregate in 1999 to upgrade its management information systems. There is no guarantee, however, that such systems replacements and modifications will be completed on time. The failure of the Company's suppliers and customers to address the Year 2000 issue could significantly impact the Company.

     Nestaway and Fischbein expect their information systems projects to be complete by the end of the second quarter of 1999. Neither business unit has developed a detailed contingency plan due to the lack of complexity in the system upgrades and advanced status of the installation. The Ames information system, however, is heavily customized and includes accounting applications, invoicing, merchandise inventory control, rental tool inventory control and other applications. Ames' management anticipates completion of the project in the third quarter of 1999. Should this not be the case, partial installation will have occurred and contingency plans will be developed for selected applications on which installation may be delayed.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1999.

                                    EXHIBITS
Exhibit
  No.                           Description
-----                           -----------

 3.1*  Certificate of Incorporation of the Company, as amended

 3.2*  Bylaws of the Company

 4.1* Indenture, as supplemented, dated as of July 22, 1998 by and between the Company and State Street Bank & Trust Company National Bank, as Trustee, with respect to the 10.75% Senior Subordinated Notes due 2008, including the form of the Note

10.1*  Axia Group, Inc. 1998 Stock Awards Plan

10.2* Axia Finance Corp. Employees Stock Ownership Plan and 401(k) Plan to be renamed AXIA Incorporated Employee Stock Ownership and 401(k) Plan

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



* Filed as an exhibit to the Company's S-4 under the exhibit number identical to that described herein and incorporated herein by this reference.

                                   SIGNATURES


  Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AXIA INCORPORATED



Date: May 13, 1999                  /s/ Lyle J. Feye
                                    ----------------------------------
                                    Lyle J. Feye
                                    Vice President Finance, Treasurer,
                                    Chief Financial Officer