Form 10-Q
period 1999-06-30
AXIA INC
filed 1999-08-13
CIK 12635

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended June 30, 1999           Commission File No. 333-64555
                                                                   ---------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                           ________________________


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

                           ________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X                                 No _______
                  -------

                           ________________________

                                    PART I

Item 1.  Financial Statements

                      AXIA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except share amounts)

                                                    June 30,                    December 31,
                                                      1999                          1998
                                                   -----------                  ------------
ASSETS                                             (Unaudited)
------
CURRENT ASSETS:
  Cash and cash equivalents                          $  7,405                       $  5,904
  Accounts receivable, net                             15,536                         14,133
  Inventories, net                                     11,122                         11,092
  Prepaid income taxes and other current assets         1,909                          1,135
  Deferred income tax benefits                          3,444                          3,439
                                                     --------                       --------
     Total Current Assets                            $ 39,416                       $ 35,703
                                                     --------                       --------

PLANT AND EQUIPMENT, AT COST:
  Land                                               $    984                       $    984
  Buildings and improvements                            5,211                          4,600
  Machinery and equipment                              19,530                         18,750
  Equipment leased to others                           10,801                         10,113
                                                     --------                       --------
                                                     $ 36,526                       $ 34,447
  Less: Accumulated depreciation                        3,841                          1,758
                                                     --------                       --------
     Net Plant and Equipment                         $ 32,685                       $ 32,689
                                                     --------                       --------

OTHER ASSETS:
  Goodwill, net                                      $109,685                       $107,633
  Intangible assets, net                                1,027                            807
  Deferred charges, net                                17,366                         18,097
  Other assets                                             26                             28
                                                     --------                       --------
     Total Other Assets                              $128,104                       $126,565
                                                     --------                       --------

TOTAL ASSETS                                         $200,205                       $194,957
                                                     ========                       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt               $  4,376                       $  4,655
  Accounts payable                                      5,385                          4,334
  Payable to parent                                       215                              -
  Accrued liabilities                                  12,503                         11,868
  Accrued income taxes                                    123                             11
                                                     --------                       --------
     Total Current Liabilities                       $ 22,602                       $ 20,868
                                                     --------                       --------

NON-CURRENT LIABILITIES:
  Long-term debt, less current maturities            $131,891                       $131,020
  Other non-current liabilities                         8,345                          7,970
  Deferred income taxes                                 6,655                          6,750
                                                     --------                       --------
     Total Non-Current Liabilities                   $146,891                       $145,740
                                                     --------                       --------

  Commitments and contingencies                      $      -                       $      -
  Common stock held by ESOP                             1,620                          1,620
  Less: Note receivable from ESOP                      (1,336)                      $ (1,473)

STOCKHOLDER'S EQUITY:
  Common stock ($.01 par value; 100 shares
  authorized, issued and outstanding)                $      -                       $      -
  Additional paid-in capital                           26,511                         26,511
  Retained earnings                                     4,076                          1,482
  Accumulated other comprehensive income                 (159)                           209
                                                     --------                       --------
     Total Stockholder's Equity                      $ 30,428                       $ 28,202
                                                     --------                       --------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                               $200,205                       $194,957
                                                     ========                       ========


    The accompanying Notes to the Unaudited Interim Consolidated Financial
           Statements are an integral part of these balance sheets.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998



                            (Dollars in thousands)

                                                                  Predecessor Company
                                                                  -------------------
                                                   April 1, 1999     April 1, 1998
                                                        to                to
                                                   June 30, 1999     June 30, 1998
                                                   -------------     -------------
                                                    (Unaudited)       (Unaudited)
  Net sales                                          $24,138          $20,629
  Net rentals                                          8,917            7,426
                                                     -------          -------

Net revenues                                         $33,055          $28,055

  Cost of sales                                       14,884           12,499
  Cost of rentals                                      2,604            2,279
  Selling, general and administrative expenses         7,244            6,380
  Depreciation and amortization                        1,845            1,201
                                                     -------          -------

Income from operations                               $ 6,478          $ 5,696

  Interest expense                                     3,574              660
  Interest income                                        (83)               -
  Other expense (income), net                            (99)             102
                                                     -------          -------

Income before income taxes and extraordinary item    $ 3,086          $ 4,934

  Provision for income taxes                           1,484            1,870
                                                     -------          -------

Income before extraordinary item                     $ 1,602          $ 3,064

Extraordinary item:
  Loss on early extinguishment of debt,
  net of income tax of $181                          $     -          $   300
                                                     -------          -------

                                                     $ 1,602          $ 2,764
                                                     =======          =======


    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998



                            (Dollars in thousands)

                                                                  Predecessor Company
                                                                  -------------------
                                                 January 1, 1999   January 1, 1998
                                                       to                to
                                                  June 30, 1999     June 30, 1998
                                                  -------------     -------------
                                                   (Unaudited)       (Unaudited)
  Net sales                                          $46,926            $41,725
  Net rentals                                         17,286             14,475
                                                     -------            -------

Net revenues                                         $64,212            $56,200

  Cost of sales                                       29,309             25,274
  Cost of rentals                                      4,924              4,489
  Selling, general and administrative expenses        14,084             12,565
  Depreciation and amortization                        3,675              2,371
                                                     -------            -------

Income from operations                               $12,220            $11,501

  Interest expense                                     7,125              1,393
  Interest income                                       (147)                (7)
  Other expense (income), net                            113                171
                                                     -------            -------

Income before income taxes and extraordinary item    $ 5,129            $ 9,944

  Provision for income taxes                           2,535              3,954
                                                     -------            -------

Income before extraordinary item                     $ 2,594            $ 5,990

Extraordinary item:
  Loss on early extinguishment of debt,
  net of income tax of $181                          $     -            $   300
                                                     -------            -------

Net income                                           $ 2,594            $ 5,690
                                                     =======            =======

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                       AXIA INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                             (Dollars in thousands)

                                                                              Other Comprehensive Income
                                                                     ----------------------------------------------

                                     Common    Additional            Minimum        Cumulative       Accumulated     Compre-
                                     Stock     Paid-in     Retained  Pension        Translation      Other Compre-   hensive
                                     Par Value Capital     Earnings  Liability      Adjustments      hensive Income  Income
                                     --------- ----------  --------  ---------      -----------      --------------  -------
Predecessor Company
-------------------

BALANCE, DECEMBER 31, 1997           $      -  $ 16,723    $  23,818  $      (182)  $         (292)  $      (474)    $     -

 Net income                                 -         -        5,690            -                -             -       5,690
 Cumulative translation adjustment          -         -            -            -              (51)          (51)        (51)
                                     --------  --------    ---------  -----------   --------------   -----------     -------

 Comprehensive income                                                                                                 $5,639
                                                                                                                      ======

BALANCE, JUNE 30, 1998 (unaudited)   $      -  $ 16,723   $   29,508  $      (182)  $         (343)  $      (525)
                                     ========  ========   ==========  ===========   ==============   ===========



AXIA Incorporated
-----------------

BALANCE, DECEMBER 31, 1998           $      -  $ 26,511    $   1,482  $        (1)  $          210   $       209     $     -

 Net income                                 -         -        2,594            -                -             -       2,594
 Cumulative translation adjustment          -         -            -            -             (368)         (368)       (368)
                                      -------  --------    ---------  -----------   --------------   -----------     -------

 Comprehensive income                                                                                                 $2,226
                                                                                                                      ======

BALANCE, JUNE 30, 1999 (unaudited)   $      -  $ 26,511   $    4,076  $        (1)  $         (158)  $      (159)
                                     ========  ========   ==========  ===========   ==============   ===========

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                            (Dollars in thousands)

                                                                                       Predecessor Company
                                                                                       -------------------
                                                                    January 1, 1999     January 1, 1998
                                                                           to                  to
                                                                     June 30, 1999       June 30, 1998
                                                                  --------------------  ----------------
                                                                      (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 2,594           $ 5,690
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                4,066             2,523
   Extraordinary item-write off of capitalized financing costs                      -               361
   Deferred income tax provision (benefit)                                       (100)             (105)
   Loss (gain) on disposal of fixed assets                                        112                54
   Provision for losses on accounts receivable                                    952               898
   Provision for obsolescence of inventories                                      (19)             (176)
   Credit to pension expense                                                     (118)             (169)
   Changes in assets and liabilities:
     Accounts receivable                                                       (2,127)           (2,789)
     Inventories                                                                  507              (385)
     Accounts payable                                                             855               634
     Payable to parent                                                            215                 -
     Accrued liabilities                                                          690              (540)
     Other current assets                                                        (101)              (67)
     Income taxes payable                                                        (556)            1,608
     Other non-current assets                                                     303              (353)
     Other non-current liabilities                                                332                86
     Payments on note receivable from ESOP                                        137                 -
                                                                              -------           -------
  Net Cash Provided by Operating Activities                                   $ 7,742           $ 7,270


CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash used for capital expenditures                                         $(1,630)          $(3,011)
   Cash used for acquisitions                                                  (5,295)                -
   Proceeds from sale of fixed assets                                              22                 -
                                                                              -------           -------
  Net Cash Provided by (Used in) Investing Activities                         $(6,903)          $(3,011)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in Revolving Credit Loan                           $     -           $ 3,200
   Borrowing on Acquisition Facility                                            3,000                 -
   Payments of other long-term debt                                            (2,408)           (8,232)
                                                                              -------           -------
  Net Cash (Used in) Financing Activities                                     $   592           $(5,032)


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       $    70           $   (47)
                                                                              -------           -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          $ 1,501           $  (820)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                5,904             1,310
                                                                              -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 7,405           $   490
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

  Accounting policies used in the preparation of the unaudited interim consolidated financial statements are consistent with the accounting policies described in the Notes to the Consolidated Financial Statements for the year ended December 31, 1998 in the Company's Form 10-K. In the opinion of the management, the interim financial statements reflect all adjustments consisting only of normal recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 and the accompanying notes thereto in the Company's Form 10-K under the Securities Act of 1934.

NOTE 2  MERGER AND REFINANCING EFFECTS

  Goodwill of the surviving company as of June 30, 1999, represents the excess purchase price paid over the estimated fair value of the net assets acquired, excluding Predecessor Company goodwill, in the July 22, 1998 merger and the excess purchase price paid over the estimated fair value of the net assets acquired of two acquisitions made during the quarter ended June 30, 1999. The Transaction was accounted for as a purchase and resulting goodwill of $108,837,000 was recorded on the Transaction Date. Subsequent acquisitions resulted in additional goodwill of $3,397,000 (see Note 7). Goodwill is stated net of amortization and is being amortized on a straight-line basis over forty years.

  The following table illustrates the unaudited results of operations of the Company for the three month and six month periods ended June 30, 1999 and the unaudited pro forma results of operations of the Company for the three month and six month periods ended June 30, 1998 as if the Transaction occurred on January 1, 1998 (in thousands):

                                     Three Months Ended
                                ----------------------------
                                June 30, 1999  June 30, 1998
                                   Actual        Pro Forma
                                -------------  -------------
  Net revenues                        $33,055        $28,055
  Income from operations                6,478          5,149
  Income before income taxes            3,086          1,538
  Net income                            1,602            843


                                       Six Months Ended
                                ----------------------------
                                June 30, 1999  June 30, 1998
                                      Actual     Pro Forma
                                -------------  -------------
  Net revenues                        $64,212        $56,200
  Income from operations               12,220         10,389
  Income before income taxes            5,129          3,065
  Net income                            2,594          1,494

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

NOTE 3  INVENTORIES

  Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The cost elements included in inventories are material, labor and factory overhead. Inventories consist of the following (in thousands):

                       June 30, 1999  December 31, 1998
                       -------------  -----------------
  Raw materials              $ 5,037            $ 4,752
  Work in process              1,079              1,176
  Finished goods               5,006              5,164
                             -------            -------
  Total inventories          $11,122            $11,092
                             =======            =======

NOTE 4  LONG-TERM DEBT

  Long-term debt, inclusive of capital lease obligations which are not material, consists of the following (in thousands):

                                         June 30, 1999   December 31, 1998
                                         --------------  ------------------
     10.75% Senior Subordinated Notes         $100,000            $100,000
     Term Loan                                  31,945              34,167
     ESOP Term Loan                              1,106               1,313
     Acquisition Facility                        3,000                   -
     Other                                         216                 195
                                              --------            --------
       Total Debt                             $136,267            $135,675
     Less Current Maturities                    (4,376)            ( 4,655)
                                              --------            --------
       Total Long-Term Debt                   $131,891            $131,020
                                              ========            ========

  Current maturities of long-term debt as of June 30, 1999 consisted of the following (in thousands):

                                   Scheduled Payment
                                          Date         Amount
                                   ------------------  -------
     Term Loan and ESOP Loan       September 30, 1999   $1,075
     Term Loan and ESOP Loan        December 31, 1999    1,075
     Term Loan and ESOP Loan           March 31, 2000    1,075
     Term Loan and ESOP Loan            June 30, 2000    1,075
     Other                                    Various       76
                                                        ------
       Total Current Maturities                         $4,376
                                                        ======

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

  The Revolving Credit Facility, Acquisition Facility, Term Loan and ESOP Term Loan (collectively, the "Loans") bear interest at an alternate base rate, as defined in the agreement, based in part on a prime rate, or at a LIBOR rate, in each case plus an applicable margin. The applicable margin may be adjusted based on the ratio of total debt to EBITDA, as defined, and will range from 0% to 1.00% for alternate base rate advances and 1.00% to 2.25% for LIBOR rate advances. The weighted average interest rate at June 30, 1999 was 7.27%. At June 30, 1999, the Company had no borrowings outstanding under the Revolving Credit Facility.

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

  Under the Bank Credit Agreement, the Company is required to satisfy certain financial covenants, including (i) a fixed charge coverage ratio; (ii) a minimum net worth test; (iii) a ratio of total debt to EBITDA and (iv) a minimum interest coverage ratio, all as defined in the agreement. The Company was in compliance with its loan covenants at June 30, 1999.

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

  Fischbein ("Fischbein") is a worldwide manufacturer of industrial bag closing equipment and systems, and a manufacturer of flexible conveyor handling systems and stackable storage equipment. Bag closing equipment and systems include: (i) portable and stationary industrial sewing heads and sewing systems for paper, textile and woven polypropylene bags; (ii) industrial heat sealing and bag handling systems for paper and plastic bags and (iii) consumables, including thread, tape and service parts. Fischbein manufactures extendable, flexible, gravity and motorized conveyors and portable, nestable and stackable warehouse storage racks.

  A summary of segment information for the three months ended June 30, 1999 and June 30, 1998 is as follows (in thousands):

                                  Ames    Nestaway  Fischbein  Corporate   Consolidated
                                 -------  --------  ---------  ----------  ------------
June 30, 1999

Revenues                         $14,270   $10,722     $8,063      $   -        $33,055
Income from operations             4,196     2,053      1,175       (946)         6,478
Depreciation and amortization        954       610        276        201          2,041
Capital expenditures                 695       127        108          5            935

Predecessor Company
-------------------
                                  Ames    Nestaway  Fischbein  Corporate   Consolidated
                                 -------   -------     ------      -----        -------
June 30, 1998

Revenues                         $11,706   $ 9,507     $6,842      $   -        $28,055
Income from operations             3,256     2,120      1,071       (751)         5,696
Depreciation and amortization        494       534        164         77          1,269
Capital expenditures               1,080       648         45          1          1,774

  A summary of segment information for the six months ended June 30, 1999 and June 30, 1998 is as follows (in thousands):

                                  Ames    Nestaway  Fischbein  Corporate   Consolidated
                                 -------  --------  ---------  ----------  ------------
June 30, 1999

Revenues                         $27,646   $21,709    $14,857    $     -       $ 64,212
Income from operations             7,949     4,043      1,940     (1,712)        12,220
Total assets                      80,750    59,871     35,715     23,869        200,205
Depreciation and amortization      1,834     1,302        525        405          4,066
Capital expenditures               1,236       231        158          5          1,630

Predecessor Company
-------------------
                                  Ames    Nestaway  Fischbein  Corporate   Consolidated
                                 -------   -------    -------    -------       --------
June 30, 1998

Revenues                         $22,954   $20,062    $13,184    $     -       $ 56,200
Income from operations             6,479     4,528      1,977     (1,483)        11,501
Total assets                      29,539    40,503     18,671     10,930         99,643
Depreciation and amortization        963     1,057        333        170          2,523
Capital expenditures               1,469     1,465         76          1          3,011

NOTE 7  ACQUISITIONS

  In April 1999, a subsidiary of the Company completed the acquisition of The Thames Packaging Equipment Company Limited ("Thames") for $2,820,000. The Company utilized its Acquisition Facility to finance the acquisition. Thames, based in London, England, is a manufacturer of industrial heat sealing equipment used for high volume closure of plastic bags. Thames results are reported within the Fischbein business unit.

  In June 1999, the Company acquired certain assets of Concorde Tool Corporation, a Canadian manufacturer and distributor of automatic taping and finishing tools for approximately $2,475,000. The acquisition was financed with cash on hand.

  These acquisitions were accounted for using the purchase method of accounting. Accordingly, the cost of each acquisition has been allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of the acquisition. The operating results of these acquisitions are included in the consolidated statements of operations from their respective acquisition date. Pro forma results of these acquisitions have not been presented as the pro forma revenue and net income would not be materially different from the Company's actual results.

  Based on preliminary estimates of the fair value of the net assets acquired, the Company preliminarily recorded goodwill from the acquisitions of $3,397,000. Although Management has used its best judgment and available information in estimating the fair values of the net assets acquired, various analyses and operational decisions may result in changes in the current estimates and corresponding changes of the goodwill as a result of the acquisitions.

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

                               AXIA INCORPORATED
             SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                              AS OF JUNE 30, 1999
                 (Dollars in thousands, except share amounts)

                                                   Parent
                                                   and its     Guarantor     Non-guarantor                 Consolidated
                                                   Divisions   Subsidiaries  Subsidiaries   Eliminations      Totals
                                                   ----------  ------------  -------------  -------------  -------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                         $  5,466        $ 1,188        $  751       $      -       $  7,405
  Accounts receivable, net                             7,035          6,196         3,383         (1,078)        15,536
  Inventories, net                                     6,566          2,348         2,759           (551)        11,122
  Prepaid income taxes and other current assets        1,607            141           161              -          1,909
  Deferred income tax benefits                         3,444              -             -              -          3,444
                                                    --------        -------        ------       --------       --------
    Total Current Assets                            $ 24,118        $ 9,873        $7,054       $ (1,629)      $ 39,416
                                                    --------        -------        ------       --------       --------

PLANT AND EQUIPMENT, AT COST:
  Land                                              $    984        $     -        $    -       $      -       $    984
  Buildings and improvements                           4,470             61           680              -          5,211
  Machinery and equipment                             18,656            610           264              -         19,530
  Equipment leased to others                          10,801              -             -              -         10,801
                                                    --------        -------        ------       --------       --------
                                                    $ 34,911        $   671        $  944       $      -       $ 36,526
  Less: Accumulated depreciation                       3,608            190            43              -          3,841
                                                    --------        -------        ------                      --------
    Net Plant and Equipment                         $ 31,303        $   481        $  901       $      -       $ 32,685
                                                    --------        -------        ------       --------       --------

OTHER ASSETS:
  Goodwill, net                                     $ 93,724        $14,727        $1,234       $      -       $109,685
  Intangible assets, net                               1,019              8             -              -          1,027
  Deferred charges, net                               16,413            952             1              -         17,366
  Investment in wholly-owned subsidiaries             20,655              -             -        (20,655)             -
  Other assets                                            26              -             -              -             26
                                                    --------        -------        ------       --------       --------
    Total Other Assets                              $131,837        $15,687        $1,235       $(20,655)      $128,104
                                                    --------        -------        ------       --------       --------

TOTAL ASSETS                                        $187,258        $26,041        $9,190       $(22,284)      $200,205
                                                    ========        =======        ======       ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt              $  4,336        $    40        $    -       $      -       $  4,376
  Accounts payable                                     3,844            928         1,906         (1,078)         5,600
  Accrued liabilities                                 11,066            893           544              -         12,503
  Accrued income taxes                                     -              -           123              -            123
  Advance account                                     (8,236)         9,147          (911)             -              -
                                                    --------        -------        ------       --------       --------
    Total Current Liabilities                       $ 11,010        $11,008        $1,662       $ (1,078)      $ 22,602
                                                    --------        -------        ------       --------       --------

NON-CURRENT LIABILITIES:
  Long-term debt, less current maturities           $129,826        $    65        $2,000       $      -       $131,891
  Other non-current liabilities                        8,345              -             -              -          8,345
  Deferred income taxes                                6,655              -             -              -          6,655
                                                    --------        -------        ------       --------       --------
    Total Non-Current Liabilities                   $144,826        $    65        $2,000       $      -       $146,891
                                                    --------        -------        ------       --------       --------

  Common stock held by ESOP                         $  1,620              -             -              -       $  1,620
  Less: Note receivable from ESOP                     (1,336)             -             -              -         (1,336)

STOCKHOLDER'S EQUITY:
  Common stock and
    additional paid-in capital                      $ 26,511        $ 5,098        $1,924       $ (7,022)      $ 26,511
  Retained earnings                                    4,627          9,870         3,763        (14,184)         4,076
  Accumulated other comprehensive income                   -              -          (159)             -           (159)
                                                    --------        -------        ------       --------       --------
    Total Stockholder's Equity                      $ 31,138        $14,968        $5,528       $(21,206)      $ 30,428
                                                    --------        -------        ------       --------       --------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                              $187,258        $26,041        $9,190       $(22,284)      $200,205
                                                    ========        =======        ======       ========       ========

                               AXIA INCORPORATED
           SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                                                  Parent
                                                  and its     Guarantor     Non-guarantor                Consolidated
                                                  Divisions   Subsidiaries  Subsidiaries  Eliminations      Totals
                                                  ----------  ------------  ------------  -------------  ------------
  Net sales                                         $16,757        $ 5,410        $3,627       $(1,656)       $24,138
  Net rentals                                         4,905          8,690           226        (4,904)         8,917
                                                    -------        -------        ------       -------        -------

Net revenues                                        $21,662        $14,100        $3,853       $(6,560)       $33,055

  Cost of sales                                     $11,141        $ 3,132        $2,287       $(1,676)       $14,884
  Cost of rentals                                       588          6,783           137        (4,904)         2,604
  Selling, general and administrative expenses        3,882          2,511           851             -          7,244
  Depreciation and amortization                       1,591            227            27             -          1,845
                                                    -------        -------        ------       -------        -------

Income (loss) from operations                       $ 4,460        $ 1,447        $  551       $    20        $ 6,478

  Interest expense                                  $ 3,571        $     3        $    -       $     -        $ 3,574
  Intercompany interest expense (income)                (20)            20             -             -              -
  Other expense (income), net                        (1,439)            18           102         1,137           (182)
                                                    -------        -------        ------       -------        -------

Income (loss) before income taxes
   and extraordinary item                           $ 2,348        $ 1,406        $  449       $(1,117)       $ 3,086

  Provision for income taxes                            766            554           164             -          1,484
                                                    -------        -------        ------       -------        -------

Income (loss) before extraordinary item             $ 1,582        $   852        $  285       $(1,117)       $ 1,602
                                                    =======        =======        ======       =======        =======

                               AXIA INCORPORATED
           SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                                                  Parent
                                                  and its     Guarantor      Non-guarantor                 Consolidated
                                                  Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                  ----------  -------------  -------------  -------------  ------------
  Net sales                                         $33,188        $10,399          $6,385      $ (3,046)       $46,926
  Net rentals                                         9,508         16,835             449        (9,506)        17,286
                                                    -------        -------          ------      --------        -------

Net revenues                                        $42,696        $27,234          $6,834      $(12,552)       $64,212

  Cost of sales                                     $22,355        $ 6,041          $4,031      $ (3,118)       $29,309
  Cost of rentals                                     1,094         13,062             274        (9,506)         4,924
  Selling, general and administrative expenses        7,593          4,905           1,586             -         14,084
  Depreciation and amortization                       3,249            376              50             -          3,675
                                                    -------        -------          ------      --------        -------

Income (loss) from operations                       $ 8,405        $ 2,850          $  893      $     72        $12,220

  Interest expense                                  $ 7,119        $     5          $    1      $      -        $ 7,125
  Intercompany interest expense (income)                 23            (23)              -             -              -
  Other expense (income), net                        (2,406)            33             238         2,101            (34)
                                                    -------        -------          ------      --------        -------

Income (loss) before income taxes                   $ 3,669        $ 2,835          $  654      $ (2,029)       $ 5,129
   and extraordinary item

  Provision for income taxes                          1,147          1,126             262             -          2,535
                                                    -------        -------          ------      --------        -------

Income (loss) before extraordinary item             $ 2,522        $ 1,709          $  392      $ (2,029)       $ 2,594
                                                    =======        =======          ======      ========        =======

                       AXIA INCORPORATED AND SUBSIDIARIES
                SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                                                 Parent
                                                 and its     Guarantor      Non-guarantor                Consolidated
                                                 Divisions   Subsidiaries   Subsidiaries    Eliminations   Totals
                                                 ----------  -------------  --------------  ------------  --------
CASH FLOWS FROM OPERATING ACTIVITIES               $ 5,230        $ 2,209         $   303   $          -  $ 7,742

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                (1,586)             -             (44)             -   (1,630)
  Cash used for acquisitions                        (2,475)             -          (2,820)             -   (5,295)
  Proceeds from sale of fixed assets                    22              -               -              -       22
                                                   -------        -------         -------   ------------  -------
    Net Cash (Used In) Investing Activities        $(4,039)       $     -         $(2,864)  $          -  $(6,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in revolving credit      $     -        $     -         $     -   $          -  $     -
  Borrowing on acquisition facility                  3,000              -               -              -    3,000
  Payments of other long-term debt                  (2,426)            18               -              -   (2,408)
  Intercompany loan                                 (2,000)             -           2,000              -        -
  Net increase (decrease) in advance account         1,457         (1,346)           (111)             -        -
  Equity contribution to subsidiary                   (748)             -             748              -        -
                                                   -------        -------         -------   ------------  -------
    Net Cash (Used In) Financing Activities        $  (717)       $(1,328)        $ 2,637   $          -  $   592

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                  $     -        $     -         $    70   $          -  $    70
                                                   -------        -------         -------   ------------  -------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             $   474        $   881         $   146   $          -  $ 1,501
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                4,992            307             605              -    5,904
                                                   -------        -------         -------   ------------  -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                    $ 5,466        $ 1,188         $   751   $          -  $ 7,405
                                                   =======        =======         =======   ============  =======

                       AXIA INCORPORATED AND SUBSIDIARIES
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                            AS OF DECEMBER 31, 1998
                             (Dollars in thousands)

                                                   Parent
                                                   and its     Guarantor     Non-guarantor                 Consolidated
                                                   Divisions   Subsidiaries  Subsidiaries   Eliminations      Totals
                                                   ----------  ------------  -------------  -------------  ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                         $  4,992        $   307        $  605       $      -       $  5,904
  Accounts receivable, net                             6,601          6,049         2,716         (1,233)        14,133
  Inventories, net                                     6,742          2,422         2,551           (623)        11,092
  Prepaid income taxes and other current assets          894            140           101              -          1,135
  Deferred income tax benefits                         3,439              -             -              -          3,439
                                                    --------        -------        ------       --------       --------
    Total Current Assets                            $ 22,668        $ 8,918        $5,973       $ (1,856)      $ 35,703
                                                    --------        -------        ------       --------       --------

PLANT AND EQUIPMENT, AT COST:
  Land                                              $    984        $     -        $    -       $      -       $    984
  Buildings and improvements                           4,371             51           178              -          4,600
  Machinery and equipment                             18,099            528           123              -         18,750
  Equipment leased to others                          10,101              -            12              -         10,113
                                                    --------        -------        ------       --------       --------
                                                    $ 33,555        $   579        $  313       $      -       $ 34,447
  Less: Accumulated depreciation                       1,603             81            74              -          1,758
                                                    --------        -------        ------       --------       --------
    Net Plant and Equipment                         $ 31,952        $   498        $  239       $      -       $ 32,689
                                                    --------        -------        ------       --------       --------

OTHER ASSETS:
  Goodwill, net                                     $ 92,706        $14,915        $   12       $      -       $107,633
  Intangible assets, net                                 796             11             -              -            807
  Deferred charges, net                               17,184            912             1              -         18,097
  Investment in wholly-owned subsidiaries             17,806              -             -        (17,806)             -
  Other assets                                            28              -             -              -             28
                                                    --------        -------        ------       --------       --------
    Total Other Assets                              $128,520        $15,838        $   13       $(17,806)      $126,565
                                                    --------        -------        ------       --------       --------

TOTAL ASSETS                                        $183,140        $25,254        $6,225       $(19,662)      $194,957
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
                                                    ========        =======        ======       ========       ========

                       AXIA INCORPORATED AND SUBSIDIARIES
                 SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                                           Predecessor Company
                                                  ---------------------------------------------------------------------
                                                    Parent
                                                   and its      Guarantor    Non-guarantor                 Consolidated
                                                  Divisions   Subsidiaries   Subsidiaries   Eliminations      Totals
                                                  ----------  -------------  -------------  -------------  ------------
  Net sales                                         $15,466        $ 4,259          $2,838       $(1,934)       $20,629
  Net rentals                                         4,085          7,205             220        (4,084)         7,426
                                                    -------        -------          ------       -------        -------

Net revenues                                        $19,551        $11,464          $3,058       $(6,018)       $28,055

  Cost of sales                                     $10,036        $ 2,543          $1,870       $(1,950)       $12,499
  Cost of rentals                                       462          5,765             136        (4,084)         2,279
  Selling, general and administrative expenses        3,472          2,154             754             -          6,380
  Depreciation and amortization                       1,129             55              17             -          1,201
                                                    -------        -------          ------       -------        -------
Income (loss) from operations                       $ 4,452        $   947          $  281       $    16        $ 5,696

  Interest expense                                      658              2               -             -            660
  Intercompany interest expense (income)                 28            (28)              -             -              -
  Other expense (income), net                          (675)             8              52           717            102
                                                    -------        -------          ------       -------        -------

Income (loss) before income taxes and               $ 4,441        $   965          $  229       $  (701)       $ 4,934
   extraordinary item

  Provision for income taxes                          1,393            370             107             -          1,870
                                                    -------        -------          ------       -------        -------

Income (loss) before extraordinary item             $ 3,048        $   595          $  122       $  (701)       $ 3,064
                                                    =======        =======          ======       =======        =======

                       AXIA INCORPORATED AND SUBSIDIARIES
           SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                   Predecessor Company
                                                     ------------------------------------------------------------------------------
                                                            Parent
                                                           and its           Guarantor    Non-guarantor                Consolidated
                                                          Divisions        Subsidiaries   Subsidiaries  Eliminations      Totals
                                                     --------------------  -------------  ------------  -------------  ------------
  Net sales                                                      $31,576        $ 8,433         $5,561      $ (3,845)       $41,725
  Net rentals                                                      7,963         14,013            458        (7,959)        14,475
                                                                 -------        -------         ------      --------        -------

Net revenues                                                     $39,539        $22,446         $6,019      $(11,804)       $56,200

  Cost of sales                                                  $20,406        $ 4,982         $3,721      $ (3,835)       $25,274
  Cost of rentals                                                    979         11,188            281        (7,959)         4,489
  Selling, general and administrative expenses                     6,867          4,242          1,456             -         12,565
  Depreciation and amortization                                    2,235            102             34             -          2,371
                                                                 -------        -------         ------      --------        -------

Income (loss) from operations                                    $ 9,052        $ 1,932         $  527      $    (10)       $11,501

  Interest expense                                               $ 1,386        $     4         $    3      $      -        $ 1,393
  Intercompany interest expense (income)                              48            (48)             -             -              -
  Other expense (income), net                                     (1,421)            26            172         1,387            164
                                                                 -------        -------         ------      --------        -------

Income before income taxes and extraordinary item                $ 9,039        $ 1,950         $  352      $ (1,397)       $ 9,944

  Provision for income taxes                                       3,039            752            163             -          3,954
                                                                 -------        -------         ------      --------        -------

Income (loss) before extraordinary item                          $ 6,000        $ 1,198         $  189      $ (1,397)       $ 5,990
                                                                 =======        =======         ======      ========        =======

                       AXIA INCORPORATED AND SUBSIDIARIES
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                    Parent
                                                   and its      Guarantor    Non-guarantor                 Consolidated
                                                  Divisions   Subsidiaries    Subsidiaries   Eliminations     Totals
                                                  ----------  -------------  --------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES                $ 5,622          $ 546         $ 1,102    $         -       $ 7,270

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash used for capital expenditures                (2,932)           (49)            (30)             -        (3,011)
   Proceeds from sale of fixed assets                     -              -               -              -             -
   Proceeds from sale of investment                       -              -               -              -             -
                                                    -------          -----         -------   ------------       -------
      Net Cash (Used In) Investing Activities       $(2,932)         $ (49)        $   (30)   $         -       $(3,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in Revolving Credit      $ 3,200          $   -         $     -    $         -       $ 3,200
   Payments of other long-term debt                  (7,904)            (4)           (324)             -        (8,232)
   Net increase (decrease) in advance account           761           (690)            (71)             -             -
   Intercompany dividends                               669              -            (669)             -             -
                                                    -------          -----         -------   ------------       -------
      Net Cash (Used In) Financing Activities       $(3,274)         $(694)        $(1,064)   $         -       $(5,032)


EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                   $     -          $   -         $   (47)   $         -       $   (47)
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 (584)          (197)            (39)             -          (820)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                   (35)           925             420              -         1,310
                                                    -------          -----         -------   ------------       -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $  (619)         $ 728         $   381    $         -       $   490
                                                    =======          =====         =======   ============       =======

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

  By agreement dated June 17, 1998, AXIA Acquisition Corp. ("Acquisition Co."), a company organized to effect the acquisition (the "Acquisition") of Axia Holdings Corp., entered into an Agreement and Plan of Merger (the "Merger Agreement") with Axia Holdings Corp. ("Holdings"), the parent of AXIA Inc. (the "Predecessoor Company" prior to the date of the Transaction) to effect the Acquisition for a purchase price of $155,250,000 (including the repayment of indebtedness), subject to certain post-closing adjustments. Upon completion of the Transaction (the "Transaction"): (i) Holdings, and AXIA Incorporated (the "Company") became direct and indirect subsidiaries of AXIA Group, Inc. ("AXIA Group" the parent company of Acquisition Co.) and (ii) the Company became the primary obligor on borrowings made under the bank credit agreement (the "Bank Credit Agreement") and Senior Subordinated Notes issued on the Transaction Date defined below.

  On July 22, 1998 (the "Transaction Date"), AXIA Group sold $28,000,000 of its common stock ("Common Stock") and contributed the proceeds thereof to Acquisition Co. (the "Equity Investment"). Finance Co., an indirect subsidiary of AXIA Group, borrowed approximately $39,250,000 under the Bank Credit Agreement and received approximately $100,000,000 in gross proceeds from the sale of subordinated notes. Such funds were used: (i) to effect the Acquisition pursuant to the Merger Agreement; (ii) to fund an ESOP; (iii) to repay existing indebtedness of the Company and (iv) to pay fees and expenses in connection with the Transaction. Finance Co. then merged into the Company.

  As a result of the Transaction, the Company will incur significantly higher interest costs and goodwill amortization than in historical periods included herein.

  The Company manufactures and distributes certain of its products through subsidiaries located in Belgium, France, the United Kingdom, Singapore and Canada. The Company also sells directly from the United States to other geographic regions, including Latin America. The Company accounts for gains and losses resulting from foreign currency transactions in its consolidated statements of income. Income and expense items are translated at the average exchange rate for the period. The assets and liabilities of foreign subsidiaries are translated at the current rate of exchange at the balance sheet date. Balance sheet translation adjustments have been excluded from the results of operations and are reported as a separate component of stockholder's equity. As the Company's foreign revenues accounted for approximately 12% of the Company's 1998 net revenues, the results of the Company may be favorably or unfavorably affected to the extent the U.S. dollar weakens or strengthens versus the applicable corresponding foreign currency. The Company currently does not enter into hedging programs in an attempt to mitigate the fluctuations against the U.S. dollar.

  During the periods discussed below, except as may be noted, inflation and changing prices have not had, and are not expected to have a material impact on the Company's net revenues or its income from operations.

Results of Operations

  The table below summarizes the results of operations of the Company for the three month periods indicated (in thousand $):

                                                                 Predecessor Company
                                                                 -------------------
                                               June 30, 1999        June 30, 1998
                                              ---------------    -------------------
Net revenues
  Ames net revenues                           $14,270    43.2%   $11,706       41.7%
  Nestaway net revenues                        10,722    32.4      9,507       33.9
  Fischbein net revenues                        8,063    24.4      6,842       24.4
                                              -------   -----    -------      -----

     Total net revenues                       $33,055   100.0%   $28,055      100.0%

Cost of revenues                               17,488    52.9     14,778       52.6
                                              -------   -----    -------      -----

Gross profit                                  $15,567    47.1%   $13,277       47.4%

Selling, general, administrative expenses       7,244    21.9      6,380       22.7
Depreciation and amortization                   1,845     5.6      1,201        4.3
                                              -------   -----    -------      -----

Income from operations                        $ 6,478    19.6%   $ 5,696       20.4%

Interest expense                                3,574    10.8        660        2.4
Other expense (income)                           (182)    (.5)       102         .4
                                              -------   -----    -------      -----

Income before income taxes
 and extraordinary items                      $ 3,086     9.3%   $ 4,934       17.6%

Provision for income taxes                      1,484     4.5      1,870        6.7
                                              -------   -----    -------      -----

Income before extraordinary item              $ 1,602     4.8%   $ 3,064       10.9%

Extraordinary item:
  Loss on early extinguishment of debt,
  net of income tax of $181                         -       -        300        1.1
                                              -------   -----    -------      -----

Net income                                    $ 1,602     4.8%   $ 2,764        9.8%
                                              =======   =====    =======      =====

  The table below summarizes the results of operations of the Company for the six month periods indicated (in thousand $):

                                                                   Predecessor Company
                                                                   -------------------
                                               June 30, 1999          June 30, 1998
                                               -------------       -------------------
Net revenues
  Ames net revenues                          $27,646    43.1%      $22,954       40.8%
  Nestaway net revenues                       21,709    33.8        20,062       35.7
  Fischbein net revenues                      14,857    23.1        13,184       23.5
                                             -------   -----       -------      -----

     Total net revenues                      $64,212   100.0%      $56,200      100.0%

Cost of revenues                              34,233    53.3        29,763       53.0
                                             -------   -----       -------      -----

Gross profit                                 $29,979    46.7%      $26,437       47.0%

Selling, general, administrative expenses     14,084    21.9        12,565       22.4
Depreciation and amortization                  3,675     5.7         2,371        4.2
                                             -------   -----       -------      -----

Income from operations                       $12,220    19.1%      $11,501       20.4%

Interest expense                               7,125    11.1         1,393        2.5
Other expense (income)                           (34)      -           164         .3
                                             -------   -----       -------      -----

Income before income taxes
 and extraordinary items                     $ 5,129     8.0%      $ 9,944       17.6%

Provision for income taxes                     2,535     4.0         3,954        7.0
                                             -------   -----       -------      -----

Income before extraordinary item             $ 2,594     4.0%      $ 5,990       10.6%

Extraordinary item:
  Loss on early extinguishment of debt,
  net of income tax of $181                        -       -           300         .5
                                             -------   -----       -------      -----

Net income                                   $ 2,594     4.0%      $ 5,690       10.1%
                                             =======   =====       =======      =====

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998.

     Net Revenues. Net revenues increased $5,000,000 or 17.8%, to $33,055,000 in the three month period ended June 30, 1999 from $28,055,000 in the three month period ended June 30, 1998. Net revenues improved primarily due to increased rentals of ATF tools, sales of drywall related merchandise and dishwasher racks, and the revenue contribution of an acquisition in the bag closing industry.

     Ames' net revenues increased $2,564,000 or 21.9%, to $14,270,000 in the three month period ended June 30, 1999 from $11,706,000 in the three month period ended June 30, 1998. The increase was primarily the result of increased rental revenues due to both an increase in the number of tools on rent and a rental price increase and sales of drywall related merchandise at company-managed distribution outlets. Revenues generated from the sale of ATF tools also improved. Ames benefited from the strength of the U.S. housing market.

     Nestaway's net revenues increased $1,215,000 or 12.8%, to $10,722,000 in the three month period ended June 30, 1999 from $9,507,000 in the three month period ended June 30, 1998. Revenue growth was primarily attributable to increased sales of dishwasher racks to OEMs.

     Fischbein's net revenues increased $1,221,000 or 17.8%, to $8,063,000 in the three month period ended June 30, 1999 from $6,842,000 in the three month period ended June 30, 1998. The increase was primarily due to increased revenues generated by the acquisition of Thames Packaging Equipment Company in April, which contributed $690,000 in revenues for the quarter, and increased sales of material handling products. Bag closing equipment revenues, exclusive of the acquisition, also improved in the U.S. and European markets.

     Gross Profit. Gross profit excluding depreciation and amortization increased $2,290,000 or 17.2%, to $15,567,000 in the three month period ended June 30, 1999 from $13,277,000 in the three month period ended June 30, 1998. The increase in gross profit was primarily attributable to the net revenue increase discussed above. Gross profit without depreciation and amortization as a percentage of net revenues declined .2% to 47.1% from 47.3%.

     Ames' gross profit improved in conjunction with revenue growth. Although Nestaway's revenues improved over the prior year period, gross profits were comparable due to the non-recurring benefit recorded in 1998 of $423,000 from a refund from the Ohio Bureau of Workmans' Compensation together with lower workers compensation premium assessments. Fischbein's gross profits improved on an increase in revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") excluding depreciation and amortization increased $864,000 or 13.5%, to $7,244,000 in 1999 from $6,380,000 in the three month period ended June 30, 1998. SG&A growth was primarily attributable to increased selling expenses related to Ames' efforts to take advantage of market opportunities related to strong housing starts and continued emphasis on expanded marketing programs. Bad debt expense, incurred principally at Ames, increased $157,000 over the prior year principally due to revenue growth. The Company also incurred additional consulting and professional services for tax, legal, collections, and benefit plan assistance.

     The Company recorded approximately $220,000 of expense during the quarter for severance (approximately $105,000) and other relocation costs associated with the transfer of its corporate offices to Houston, Texas. As this process will not be completed until September, additional expense estimated to be of a similar magnitude for recruiting, hiring, travel, dual facility costs, and other matters will be incurred in the third quarter.

     Depreciation and Amortization. Depreciation and amortization increased $644,000 or 53.6%, to $1,845,000 from $1,201,000 in 1998. This was primarily attributable to an increase in goodwill amortization of $413,000 as a result of the Transaction.

     Interest Expense. Interest expense increased $2,914,000 to $3,574,000 in 1999 from $660,000 in 1998. The increase was the result of the acquisition of the Company and resultant increase in debt.

          Other Income and Expense. Other income was $182,000 in 1999 compared to other expense of $102,000 in 1998. The other income was the result of gains recognized on life insurance policies insuring a former executive of the Company who recently passed away. The gain represents the excess of the proceeds from the insurance over the present value of the liability of the Company to the executive's estate. The Company also recorded additional interest income due to increased cash on hand.

          Income Taxes and Net Income. The effective tax rate was 48.1% in 1999 compared to 38.7% in 1998. The increase was due to an increase in nondeductible goodwill amortization. Net income decreased $1,162,000 or 42.0%, to $1,602,000 for the three month period ended June 30, 1999 from $2,764,000 for the three month period ended June 30, 1998 primarily due to increased interest expense and goodwill amortization as discussed in the previous paragraphs.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

          Net Revenues. Net revenues increased $8,012,000 or 14.3%, to $64,212,000 in the six month period ended June 30, 1999 from $56,200,000 in the six month period ended June 30, 1998. The increase in net revenues was primarily a result of increased rentals of automatic taping and finishing ("ATF") tools and sales of drywall related merchandise, formed wire products, dishwasher racks, and material handling equipment. The Company benefited from the acquisition of Thames Packaging Equipment Company in April, which contributed $690,000 in additional revenue.

          Ames' net revenues increased $4,692,000 or 20.4%, to $27,646,000 in the six month period ended June 30, 1999 from $22,954,000 in the six month period ended June 30, 1998. The increase was primarily the result of increased rental revenues due to both an increase in the number of tools on rent and a rental price increase. Sales of ATF tools are also improved over the prior year period. In addition Ames' revenues increased due to higher sales of drywall related merchandise at Company-managed distribution outlets. Ames benefited from the strength of the U.S. housing market.

          Nestaway's net revenues increased $1,647,000 or 8.2%, to $21,709,000 in the six month period ended June 30, 1999 from $20,062,000 in the six month period ended June 30, 1998. Revenue growth occurred both in sales of dishwasher racks to OEMs and formed wire products.

          Fischbein's net revenues increased $1,673,000 or 12.7%, to $14,857,000 in the six month period ended June 30, 1999 from $13,184,000 in the six month period ended June 30, 1998. The increase was primarily due to increased sales of flexible conveyors and storage racks and the impact of the acquisition discussed above. Bag closing product revenues, exclusive of the acquisition, improved in the domestic market and Europe, but were impacted by a reduction in sales to Latin America which continues to be adversely effected by general economic conditions.

          Gross Profit. Gross profit excluding depreciation and amortization increased $3,542,000 or 13.4%, to $29,979,000 in the six month period ended June 30, 1999 from $26,437,000 in the six month period ended June 30, 1998. The increase in gross profit was primarily attributable to the net revenue increase discussed above. Gross profit without depreciation and amortization as a percentage of net revenues declined to 46.7% from 47.0% primarily as a result of the impact of a $350,000 non-recurring price adjustment recorded at Nestaway in the first quarter of 1998 and the benefit of a one-time refund and temporary reduction in workers' compensation insurance rates of $423,000 recorded in the second quarter of 1998. Excluding the impact of these non-recurring items, the comparable 1998 gross profit margin, excluding depreciation and amortization, would have been 46.0%.

          Ames' gross profit improved in conjunction with revenue growth. Although Nestaway's revenues grew over the prior year period, gross profits declined due to the non-recurring items noted above. Fischbein's gross profits improved on an increase in revenues, although gross profit as a percentage of net revenues declined from the prior year period in part due to product mix.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") excluding depreciation and amortization increased $1,519,000 or 12.1%, to $14,084,000 in 1999 from $12,565,000 in the six month period ended June 30, 1998. SG&A growth was primarily attributable to increased selling expenses related to Ames' efforts to take advantage of market opportunities related to strong housing starts and continued emphasis on expanded marketing programs. The Company also incurred additional consulting services during the period related to computer systems conversions at one of the Company's businesses and consulting and professional services for tax, legal, collections, and benefit plan assistance.

          The Company recorded approximately $220,000 of expense during the second quarter for severance and other relocation costs associated with the transfer of its corporate offices to Houston, Texas. As this process will not be completed until September, additional expense estimated to be of a similar magnitude for recruiting, hiring, travel, dual facility costs and other matters will be incurred in the third quarter.

          Depreciation and Amortization. Depreciation and amortization increased $1,304,000 or 55.0%, to $3,675,000 from $2,371,000 in 1998. This was primarily attributable to an increase in goodwill amortization of $899,000 as a result of the Transaction.

          Interest Expense. Interest expense increased $5,732,000 to $7,125,000 in 1999 from $1,393,000 in 1998. The increase was the result of the acquisition of the Company and resultant increase in debt.

          Other Expense. Other income was $34,000 in 1999 compared to other expense of $164,000 in 1998. The other income was the result of gains recognized on life insurance policies insuring a former executive of the Company who recently passed away. The gain represents the excess of the proceeds from the insurance over the present value of the liability of the Company to the executive's estate. The Company also recorded additional interest income due to increased cash on hand.

          Income Taxes and Net Income. The effective tax rate was 49.4% in 1999 compared to 39.8% in 1998. The increase was due to an increase in nondeductible goodwill amortization. Net income decreased $3,096,000 or 54.4%, to $2,594,000 for the six month period ended June 30, 1999 from $5,690,000 for the six month period ended June 30, 1998 primarily due to increased interest expense and goodwill amortization as discussed in the previous paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

          The Company generated cash from operating activities of $7,742,000 in the six month period ended June 30, 1999 compared to $7,270,000 in the six month period ended June 30, 1998 and had cash on hand of $7,405,000 at June 30, 1999.

          At June 30, 1999, the Company had working capital of $16,814,000 compared to working capital of $14,835,000 at December 31, 1998. The increase in working capital was primarily due to an increase in cash and cash equivalents and an increase in accounts receivable due to increased revenues. This was partially offset by an increase in accounts payable also as a result of revenue growth.

          With the consummation of the Transaction, interest payments on the Notes and under the Bank Credit Agreement and amortization of the Term Loan represent significant obligations of the Company. The Company's remaining liquidity demands relate to capital expenditures and working capital needs. For the six months ended June 30, 1999, the Company spent $1,630,000 on capital projects. The Company projects capital expenditures of approximately $6,000,000 in 1999, although this amount is subject to change based on numerous factors.

          The Company's primary sources of liquidity are cash flows from operations and borrowings under the Bank Credit Agreement. The Revolving Credit Facility provides the Company with $15,000,000 of borrowings, subject to various conditions including availability under the borrowing base. The Acquisition Facility provides the Company with $25,000,000 of borrowings, subject to customary conditions. At June 30, 1999, there were no borrowings outstanding under the Revolving Credit Facility and $3,000,000 outstanding under the Acquisition Facility. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments. However, the Company's capital requirements may change, particularly if the Company should complete any material acquisitions. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

Accounting Changes

          In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earning effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which provides that SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts, either to hedge existing risks or for speculative purposes.

Other Matters

          With the coming of the year 2000, there has been a great deal of publicity concerning computer information reporting and equipment failure due to hardware's and software's use of two-digit dates ("Year 2000"). Management is responsible for identifying the Company's computer systems affected by the Year 2000 issue and developing and executing a compliance plan. Each business unit has prepared and is in the process of implementing plans to replace obsolete equipment both to address the Year 2000 issue and the need to upgrade system capacities to management requirements. As a result, all business units expect their management information systems to be Year 2000 compliant in 1999. The Company has spent approximately $1,300,000 and estimates an additional $150,000 in the aggregate in 1999 to upgrade its management information systems. There is no guarantee, however, that such systems replacements and modifications will be completed on time. The failure of the Company's suppliers and customers to address the Year 2000 issue could significantly impact the Company.

          Nestaway and Fischbein expect their information systems projects to be complete by the end of the third quarter of 1999. Neither business unit has developed a detailed contingency plan due to the lack of complexity in the system upgrades and advanced status of the installation. Management believes at Nestaway and Fischbein that production equipment and engineering CAD systems are Y2K compliant. The Ames information system, however, is heavily customized and includes accounting, invoicing, merchandise inventory control, rental tool inventory control and other applications. Ames' management anticipates completion of the project in the third quarter of 1999. The installation of the new computer system at Ames is, however, dependent upon the performance of outside consultants whose availability and expertise will impact the timeliness and adequacy of the conversion. In the event the project is not fully completed by yearend, partial installation will have occurred and contingency plans will be developed for those selected applications on which installation may be delayed.

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

Euro Conversion

          A single European currency ("the Euro") was introduced on January 1, 1999, at which time the conversion rates between the old, or legacy, currencies and the Euro were set for 11 participating member countries. However, the legacy currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled, and Euro bills and coins will be used in the 11 participating countries. The Company does not believe that it will be subject to a significant increase in pricing transparency due to the introduction of the Euro. The Company's customers may require billing in one or more currencies. The Company has the capability of billing in the Euro or other prescribed currency. The Company does not believe that this conversion will materially affect its contracts. The Company does not presently have any interest rate or currency swaps that are denominated in Euro legacy currencies. The Company continues to assess the impact of the Euro on its operations and financial, accounting and operational systems. The Company does not presently anticipate that the transition to the Euro will have a significant impact on its results of operations, financial position or cash flows.

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

     The Company is a defendant in a number of lawsuits incidental to its business. Including the environmental matters discussed above and taking into account the proceeds held in escrow pursuant to the Merger Agreement and insurance coverages, where appropriate, the Company believes that none of these proceedings, individually, or in the aggregate, will have a material adverse effect on the Company's financial condition or operating results.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1999.

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


                                    AXIA INCORPORATED



Date: August 11, 1999                /s/ Lyle J. Feye
                                    ----------------------------------------
                                    Lyle J. Feye
                                    Vice President Finance, Treasurer,
                                    Chief Financial Officer