Form 10-Q
period 1999-09-30
AXIA INC
filed 1999-11-12
CIK 12635

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q




[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934



     FOR QUARTER ENDED SEPTEMBER 30, 1999        COMMISSION FILE NO. 333-64555
                                                                     ---------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            ----------------------

                               AXIA INCORPORATED
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                              13-3205251
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


     801 Travis Street, Suite 1400, Houston, Texas  77002   (713) 425-2150
     ---------------------------------------------------------------------
         (Address and telephone number of principal executive offices)



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

                            ----------------------

                  Title of each class of Registered Securities

ITEM 1.  FINANCIAL STATEMENTS
                                     PART 1
                       AXIA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                (Dollars in thousands, except per share amounts)

                                                     September 30, 1999    December 31, 1998
                                                     -------------------   ------------------
                                                         (Unaudited)
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                    $  4,184             $  5,904
  Accounts receivable, net                                       17,785               14,133
  Inventories, net                                               11,179               11,092
  Prepaid income taxes and other current assets                   1,395                1,135
  Deferred income tax benefits                                    3,928                3,439
                                                               --------             --------
     Total Current Assets                                      $ 38,471             $ 35,703
                                                               --------             --------
PLANT AND EQUIPMENT, AT COST:
  Land                                                         $    984             $    984
  Buildings and improvements                                      5,279                4,600
  Machinery and equipment                                        19,614               18,750
  Equipment leased to others                                     11,033               10,113
                                                               --------             --------
                                                               $ 36,910             $ 34,447
  Less: Accumulated depreciation                                  4,862                1,758
                                                               --------             --------
     Net Plant and Equipment                                   $ 32,048             $ 32,689
                                                               --------             --------
OTHER ASSETS:
  Goodwill, net                                                $109,032             $107,633
  Intangible assets, net                                            987                  807
  Deferred charges, net                                          17,144               18,097
  Other assets                                                       20                   28
                                                               --------             --------
     Total Other Assets                                        $127,183             $126,565
                                                               --------             --------
TOTAL ASSETS                                                   $197,702             $194,957
                                                               ========             ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                         $  4,737             $  4,655
  Accounts payable                                                4,939                4,334
  Payable to parent                                                 312                   --
  Accrued liabilities                                            10,164               11,868
  Accrued income taxes                                               99                   11
                                                               --------             --------
     Total Current Liabilities                                 $ 20,251             $ 20,868
                                                               --------             --------
NON-CURRENT LIABILITIES
  Long-term debt, less current maturities                      $130,445             $131,020
  Other non-current liabilities                                   8,683                7,970
  Deferred income taxes                                           6,272                6,750
                                                               --------             --------
     Total Non-Current Liabilities                             $145,400             $145,740
                                                               --------             --------
  Commitments and contingencies                                      --                   --
  Common stock held by ESOP                                    $  1,620             $  1,620
  Less: Note receivable from ESOP                                (1,239)              (1,473)

STOCKHOLDER'S EQUITY:
  Common stock ($.01 par value; 100 shares                           --                   --
     authorized, issued and outstanding)
  Additional paid-in capital                                   $ 26,548             $ 26,511
  Retained earnings                                               5,181                1,482
  Accumulated other comprehensive income                            (59)                 209
                                                               --------             --------
     Total Stockholder's Equity                                $ 31,670             $ 28,202
                                                               --------             --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $197,702             $194,957
                                                               ========             ========

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                       AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND THE PERIODS FROM
     JULY 23, 1998 TO SEPTEMBER 30, 1998 AND JULY 1, 1998 TO JULY 22, 1998
                             (Dollars in thousands)



                                                                                                 Predecessor
                                                                                                   Company
                                                                                                --------------
                                                       July 1, 1999          July 23, 1998       July 1, 1998
                                                            to                    to                  to
                                                    September 30, 1999    September 30, 1998    July 22, 1998
                                                    -------------------   -------------------   --------------
                                                        (Unaudited)           (Unaudited)        (Unaudited)
 Net sales                                                $24,139               $17,773            $  4,532
 Net rentals                                                9,206                 5,996               1,835
                                                          -------               -------            --------
Net revenues                                              $33,345               $23,769            $  6,367

 Cost of sales                                             14,900                11,366               2,954
 Cost of rentals                                            2,804                 1,842                 490
 Selling, general and administrative
  expenses                                                  8,087                 4,915               1,942
 Depreciation and amortization                              1,861                 1,276                 288
 Transaction expenses                                          --                    --              11,280
                                                          -------               -------            --------
Income (loss) from operations                             $ 5,693               $ 4,370            $(10,587)

 Interest expense                                           3,718                 2,853                 160
 Interest income                                              (37)                  (24)                 (2)
 Other expense, net                                             1                    --                  43
                                                          -------               -------            --------
Income (loss) before income taxes and
 extraordinary item                                       $ 2,011               $ 1,541            $(10,788)
 Provision for income taxes                                   906                   748              (4,073)
                                                          -------               -------            --------
Income (loss) before extraordinary item                   $ 1,105               $   793            $ (6,715)
Extraordinary item:
 Loss on early extinguishments of
  debt, net of income tax of $228                              --                    --                 382
                                                          -------               -------            --------
Net income (loss)                                         $ 1,105               $   793            $ (7,097)
                                                          =======               =======            ========


    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                       AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE PERIODS FROM
    JULY 23, 1998 TO SEPTEMBER 30, 1998 AND JANUARY 1, 1998 TO JULY 22, 1998
                             (Dollars in thousands)

                                                                                             Predecessor
                                                                                               Company
                                                                                           ----------------
                                                 January 1, 1999        July 23, 1998      January 1, 1998
                                                       to                    to                   to
                                               September 30, 1999    September 30, 1998     July 22, 1998
                                               -------------------   -------------------   ----------------
                                                   (Unaudited)           (Unaudited)
 Net sales                                            $71,065             $17,773              $46,257
 Net rentals                                           26,492               5,996               16,310
                                                      -------             -------              -------
Net revenues                                          $97,557             $23,769              $62,567

 Cost of sales                                         44,209              11,366               28,228
 Cost of rentals                                        7,728               1,842                4,979
 Selling, general and administrative expenses          22,171               4,915               14,507
 Depreciation and amortization                          5,536               1,276                2,659
 Transaction expenses                                      --                  --               11,280
                                                      -------             -------              -------
Income from operations                                $17,913             $ 4,370              $   914

 Interest expense                                      10,843               2,853                1,553
 Interest income                                         (184)                (24)                  (9)
 Other expense, net                                       114                  --                  214
                                                      -------             -------              -------
Income (loss) before income taxes and
 extraordinary item                                   $ 7,140             $ 1,541              $  (844)

 Provision for income taxes                             3,441                 748                 (119)
                                                      -------             -------              -------
Income (loss) before extraordinary item               $ 3,699             $   793              $  (725)

Extraordinary item:
 Loss on early extinguishments of debt,
  net of income tax of $404                                --                  --                  682
                                                      -------             -------              -------
Net income (loss)                                     $ 3,699             $   793              $(1,407)
                                                      =======             =======              =======

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                       AXIA INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
 FOR THE PERIODS ENDED SEPTEMBER 30, 1999, SEPTEMBER 30, 1998 AND JULY 22, 1998
                             (Dollars in thousands)


                                                                                            Other Comprehensive Income
                                                                              -----------------------------------------------------
                                         Common     Additional                 Minimum      Cumulative      Accumulated     Compre-
                                          Stock       Paid-in     Retained     Pension     Translation     Other Compre-    hensive
                                        Par Value     Capital     Earnings    Liability    Adjustments    hensive Income     Income
                                        ---------   -----------   ---------   ----------   ------------   ---------------   --------
PREDECESSOR COMPANY
-------------------
BALANCE, DECEMBER 31, 1997                     --     $ 16,723    $ 23,818      $(182)        $(292)          $(474)

   Net loss                                    --           --      (1,407)        --            --              --         $(1,407)
   Cumulative translation adjustment           --           --          --         --           (64)            (64)            (64)
   Comprehensive Income                        --           --          --         --            --              --         -------
                                        ---------     --------    --------      -----         -----           -----         $(1,471)
BALANCE, JULY 22, 1998                         --     $ 16,723    $ 22,411      $(182)        $(356)          $(538)

AXIA INCORPORATED
-----------------

   Acquisition Adjustments:
      Eliminate Predecessor Co. Equity         --     $(16,723)   $(22,411)     $ 182         $ 356           $ 538
   Contribution from Holdings                  --       26,500          --         --            --              --
   Net income                                  --           --         793         --            --              --         $   793
   Cumulative translation adjustment           --           --          --         --           204             204             204
   Comprehensive Income                        --           --          --         --            --              --         -------
                                        ---------     --------    --------      -----         -----           -----         $   997
BALANCE, SEPTEMBER 30, 1998                    --     $ 26,500    $    793      $  --         $ 204           $ 204
                                        =========     ========    ========      =====         =====           =====
   (Unaudited)

BALANCE, DECEMBER 31, 1998                     --     $ 26,511    $  1,482      $  (1)        $ 210           $ 209

   Net income                                  --           --       3,699         --            --              --         $ 3,699
   Cumulative translation adjustment           --           --          --         --          (268)           (268)           (268)
                                                                                                                            -------
   Comprehensive income                        --           --          --         --            --              --         $ 3,431
   Option Compensation                         --           37          --         --            --              --
                                        ---------     --------    --------      -----         -----           -----
BALANCE, SEPTEMBER 30, 1999                    --     $ 26,548    $  5,181      $  (1)        $ (58)          $ (59)
                                        =========     ========    ========      =====         =====           =====
(Unaudited)

    The accompanying Notes to the Unaudited Interim Consolidated Financial
             Statements are an integral part of these statements.

                       AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE PERIODS FROM
    JULY 23, 1998 TO SEPTEMBER 30, 1998 AND JANUARY 1, 1998 TO JULY 22, 1998
                             (Dollars in thousands)

                                                                                                                 Predecessor
                                                                                                                   Company
                                                                                                              -------------------
                                                                    January 1, 1999        July 23, 1998        January 1, 1998
                                                                          to                    to                     to
                                                                  September 30, 1999    September 30, 1998       July 22, 1998
                                                                  -------------------   -------------------   --------------------
                                                                      (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                        $ 3,699             $     793                $(1,407)
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                            6,257                 1,453                  2,824
  Extraordinary item-write off of capitalized financing costs                 --                    --                    843
  Deferred income tax provision (benefit)                                   (967)                 (207)                  (506)
  Loss (gain) on disposal of fixed assets                                    214                     2                     52
  Provision for losses on accounts receivable                              1,792                   426                    999
  Provision for obsolescence of inventories                                   72                   (10)                   (80)
  Credit to pension expense                                                 (197)                   --                   (191)
  Changes in assets and liabilities:
   Accounts receivable                                                    (5,123)               (1,823)                (2,587)
   Inventories                                                               377                  (262)                (1,239)
   Accounts payable                                                          399                    96                  1,250
   Payable to parent                                                         312                    --                     --
   Accrued liabilities                                                    (1,649)               (8,614)                11,199
   Other current assets                                                     (151)                   32                    (90)
   Income taxes payable                                                      (15)                  716                 (2,458)
   Other non-current assets                                                  284                   (20)                  (273)
   Other non-current liabilities                                             643                   (20)                   226
   Payments on note receivable from ESOP                                     235                    --                     --
                                                                         -------             ---------                -------
  Net Cash Provided by (Used in) Operating Activities                    $ 6,182             $  (7,438)               $ 8,562

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for capital expenditures                                     $(2,206)            $    (749)               $(3,468)
  Cash used for acquisitions                                              (5,342)                   --                     --
  Proceeds from sale of fixed assets                                          31                    --                      4
  Acquisition of Predecessor Company                                          --              (119,315)                    --
                                                                         -------             ---------                -------
 Net Cash Provided by (Used in) Investing Activities                     $(7,517)            $(120,064)               $(3,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Revolving Credit Loan                       $    --             $  (2,750)               $ 4,400
  Borrowing on Acquisition Facility                                        3,000                    --                     --
  Payments of other long-term debt                                        (3,493)              (27,890)                (8,319)
  Proceeds from other long-term debt                                          --               139,250                     --
  Payments of deferred financing costs                                        --                (7,549)                    --
  Contributions from parent                                                   --                26,500                     --
  Proceeds from ESOP                                                          --                    68                     --
  Other equity transactions                                                   37                   (17)                   (58)
                                                                         -------             ---------                -------
 Net Cash Provided by (Used in) Financing Activities                     $  (456)            $ 127,612                $(3,977)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       71                    40                    (14)
                                                                         -------             ---------                -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     $(1,720)            $     150                $ 1,107

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           5,904                 2,417                  1,310
                                                                         -------             ---------                -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 4,184             $   2,567                $ 2,417
                                                                         =======             =========                =======

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

  On July 22, 1998 (the "Transaction Date"), AXIA Group sold $28,000,000 of its common stock ("Common Stock") and contributed the proceeds thereof to Acquisition Co. (the "Equity Investment"). Finance Co., an indirect subsidiary of AXIA Group, borrowed approximately $39,250,000 under the Bank Credit Agreement and received approximately $100,000,000 in gross proceeds from the sale of the Senior Subordinated Notes. Such funds were used: (i) to effect the Acquisition pursuant to the Merger Agreement, (ii) to fund an ESOP; (iii) to repay existing indebtedness of the Company and (iv) to pay fees and expenses in connection with the Transaction. Finance Co. then merged into the Company.

  The Merger Agreement contains indemnification provisions binding each of the parties to the Merger Agreement. Pursuant to such provisions each of the parties has agreed to indemnify each other for breaches of representations, warranties and covenants.

  Accounting policies used in the preparation of the unaudited interim consolidated financial statements are consistent with the accounting policies described in the Notes to the Consolidated Financial Statements for the year ended December 31, 1998 in the Company's Form 10-K. In the opinion of the management, the interim financial statements reflect all adjustments consisting only of normal, recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 and the accompanying notes thereto in the Company's Form 10-K under the Securities Act of 1934.



NOTE 2 MERGER AND REFINANCING EFFECTS

  Goodwill of the surviving company as of September 30, 1999 represents the excess purchase price paid over the estimated fair value of the net assets acquired, excluding Predecessor Company goodwill, in the July 22, 1998 merger and the excess purchase price paid over the estimated fair value of the net assets acquired of two acquisitions made during the quarter ended June 30, 1999. The Transaction was accounted for as a purchase and resulting goodwill of $108,837,000 was recorded on the Transaction Date. Subsequent acquisitions were also accounted for as purchases resulted in additional goodwill of $3,444,000 (see Note 7). Goodwill is stated net of amortization and is being amortized on a straight-line basis over forty years.

  The following table illustrates the unaudited results of operations of the Company for the three month and nine month periods ended September 30, 1999 and the unaudited pro forma results of operations of the Company for the three month and nine month periods ended September 30, 1998, as if the Transaction had occurred on January 1, 1998 (in thousands):


Three months Ended:                                          September 30, 1999                   September 30, 1998
                                                                   Actual                             Pro Forma
                                                     --------------------------------      -----------------------------


Net revenues                                                        $33,345                            $30,136
Income from operations                                                5,693                              4,856
Income before income taxes`                                           2,011                              1,254
Net income                                                            1,105                                424


Nine Months Ended:                                           September 30, 1999                   September 30, 1998
                                                                   Actual                             Pro Forma
                                                     --------------------------------      -----------------------------


Net revenues                                                        $97,557                            $86,336
Income from operations                                               17,913                             15,245
Income before income taxes                                            7,140                              4,319
Net income                                                            3,699                              1,918

  The preceding pro forma amounts include the effect of an increase in goodwill amortization, adjustments to depreciation expense as a result of a revaluation of fixed assets, an increase in interest expense as a result of the new debt structure, a reduction in the annual management fee, the addition of an ESOP plan, and the income tax effect of these adjustments.


NOTE 3 INVENTORIES

  Inventories are stated at the lower of first-in first-out (FIFO) cost or market. The cost elements included in inventories are material, labor and factory overhead. Inventories consist of the following (in thousands):


                                                             September 30, 1999                   December 31, 1998
                                                        -----------------------------         --------------------------

Raw materials                                                       $ 4,820                            $ 4,752
Work in process                                                         999                              1,176
Finished goods                                                        5,360                              5,164
                                                                     -------                            -------
Total inventories                                                   $11,179                            $11,092
                                                                    =======                            =======


NOTE 4 LONG-TERM DEBT

  Long-term debt, inclusive of capital lease obligations which are not material, consists of the following (in thousands):


                                                              September 30, 1999                    December 31, 1998
                                                        ------------------------------         ---------------------------

10.75% Senior Subordinated Notes                                   $100,000                            $100,000
Term Loan (7.23% at September 30, 1999)                              30,962                              34,167
ESOP Term Loan (7.26% at September 30, 1999)                          1,014                               1,313
Acquisition Facility (7.22% at September 30, 1999)                    3,000                                  --
Other                                                                   206                                 195
                                                                   --------                            --------
   Total Debt                                                      $135,182                            $135,675
Less Current Maturities                                              (4,737)                             (4,655)
                                                                   --------                            --------
   Total Long-Term Debt                                            $130,445                            $131,020
                                                                   ========                            ========

Current maturities of long-term debt as of September 30, 1999 consisted of the following (in thousands):

                                                                Scheduled Payment
                                                                      Date                          AMOUNT
                                                            -------------------------   ------------------------------
Term Loan and ESOP Loan                                     December 31, 1999                     $1,075
Term Loan and ESOP Loan                                     March 31, 2000                         1,075
Term Loan and ESOP Loan                                     June 30, 2000                          1,075
Term Loan and ESOP Loan                                     September 30, 2000                     1,444
Other                                                       Various                                   68
                                                                                                  ------
   Total Current Maturities                                                                       $4,737
                                                                                                  ======


NOTE 5 STOCKHOLDER'S EQUITY

         The Company has 100 shares of common stock, par value $.01 per share, authorized, issued and outstanding, all of which are owned by the parent company.

NOTE 6 BUSINESS SEGMENTS

  The Company is a designer, manufacturer, distributor and marketer of a diverse range of products in several niche markets including productivity enhancing construction tools, formed wire products, industrial bag closing equipment and systems, and conveyor handling systems.

  Ames ("Ames") is a designer, manufacturer, distributor and marketer of automatic taping and finishing tools, which are rented or sold to interior finishing contractors to finish drywall joints prior to painting, wallpapering and other forms of final treatment. In addition, Ames sells a variety of other drywall tools, finishing accessories, and supplies through its network of Company-managed stores.

  Nestaway ("Nestaway") is a manufacturer of formed wire products which are used for a variety of commercial and consumer product applications. Nestaway manufactures coated wire dishwasher racks and components which are sold to dishwasher appliance manufacturers. Nestaway also manufactures, on a contract basis, other close tolerance, welded and coated formed wire products such as dish drainers, sink protectors, shower caddies, dryer racks, golf cart baskets, bucket bails, medical baskets and small gauge axles.

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

  A summary of segment information for the three month period ended September 30, 1999 and the periods from July 23, 1998 to September 30, 1998 and July 1, 1998 to July 22, 1998, are as follows (in thousands):


                                                   AMES     NESTAWAY   FISCHBEIN   CORPORATE    CONSOLIDATED
                                                  -------   --------   ---------   ----------   -------------
Three Month Period

September 30, 1999

Revenues                                          $14,686    $10,992      $7,667     $    --        $ 33,345
Income from operations                              3,648      2,070         952        (977)          5,693
Depreciation and amortization                         963        659         237         332           2,191
Capital expenditures                                  391         89          17          79             576


Period: July 23, 1998 - September 30, 1998

Revenues                                          $ 9,427    $ 8,565      $5,777   $      --        $ 23,769
Income from operations                              2,331      1,553         982        (496)          4,370
Depreciation and amortization                         565        515         190         183           1,453
Capital expenditures                                  496        169          84          --             749


PREDECESSOR COMPANY
Period: July 1, 1998 - July 22, 1998

Revenues                                          $ 2,910    $ 1,883      $1,574   $      --        $  6,367
Income (loss) from operations                         673        348          14     (11,622)        (10,587)
Depreciation and amortization                         120        124          41          16             301
Capital expenditures                                  266        179          12          --             457



  A summary of segment information for the nine month period ended September 30, 1999 and the periods from July 23, 1998 to September 30, 1998 and January 1, 1998 to September 30, 1998 (in thousands):

                                                   AMES     NESTAWAY   FISCHBEIN   CORPORATE    CONSOLIDATED
                                                 --------   --------   ---------   ----------   ------------
Nine Month Period

September 30, 1999

Revenues                                          $42,332    $32,701     $22,524    $     --        $ 97,557
Income from operations                             11,597      6,113       2,892      (2,689)         17,913
Total assets                                       80,675     59,450      36,386      21,191         197,702
Depreciation and amortization                       2,797      1,961         762         737           6,257
Capital expenditures                                1,627        320         175          84           2,206

Period: July 23, 1998 - September 30, 1998

Revenues                                          $ 9,427    $ 8,565     $ 5,777    $     --        $ 23,769
Income from operations                              2,331      1,553         982        (496)          4,370
Total assets                                       74,769     58,635      33,946      27,844         195,194
Depreciation and amortization                         565        515         190         183           1,453
Capital expenditures                                  496        169          84          --             749

PREDECESSOR COMPANY
Period: January 1, 1998 - July 22, 1998

Revenues                                          $25,864    $21,945     $14,758    $     --        $ 62,567
Income from operations                              7,152      4,876       1,991     (13,105)            914
Total assets                                       30,843     40,279      19,042      11,772         101,936
Depreciation and amortization                       1,083      1,181         374         186           2,824
Capital expenditures                                1,735      1,644          88           1           3,468

NOTE 7 ACQUISITIONS

  In April 1999, a foreign subsidiary of the Company completed the acquisition of The Thames Packaging Equipment Company, Limited ("Thames") for $2,820,000. The Company utilized its acquisition facility to finance the acquisition. Thames, based in London, England, is a manufacturer of industrial heat-sealing equipment used for high volume closure of plastic bags. Thames results are reported within the Fischbein business unit.

  In June 1999, the Company acquired certain assets of Concorde Tool Corporation, a Canadian manufacturer and distributor of automatic taping and finishing tools, for approximately $2,522,000. The acquisition was financed with cash on hand.

  These acquisitions were accounted for using the purchase method of accounting. Accordingly, the cost of each acquisition has been allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of the acquisition. The operating results of these acquisitions are included in the consolidated statements of operations from their respective acquisition date. Pro forma results of these acquisitions have not been presented since the pro forma revenue and net income would not be materially different from the Company's actual results.

  Based on preliminary estimates of the fair value of the net assets acquired, the Company preliminarily recorded goodwill from the acquisitions of $3,444,000. Although management has used its best judgment and available information in estimating the fair values of the net assets acquired, various analyses and operational decisions may result in changes in the current estimates and corresponding changes of the goodwill as a result of the acquisitions.


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

  Investments in subsidiaries are accounted for by the parent using the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                       AXIA INCORPORATED AND SUBSIDIARIES
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                            AS OF SEPTEMBER 30, 1999
                             (Dollars in thousands)
                                  (Unaudited)



                                                    Parent
                                                    and its      Guarantor     Non-guarantor                    Consolidated
                                                   Divisions    Subsidiaries    Subsidiaries    Eliminations       Totals
                                                   ----------   ------------   --------------   -------------   -------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                          $  2,372         $ 1,130          $  682        $   --          $  4,184
 Accounts receivable, net                              8,090           6,876           4,025          (1,206)         17,785
 Inventories, net                                      6,631           2,577           2,522            (551)         11,179
 Prepaid income taxes and other current assets         1,117             183              95              --           1,395
 Deferred income tax benefits                          3,928              --              --              --           3,928
                                                    --------         -------          ------        --------        --------
  Total Current Assets                              $ 22,138         $10,766          $7,324        $ (1,757)       $ 38,471
                                                    --------         -------          ------        --------        --------

PLANT AND EQUIPMENT, AT COST:
 Land                                               $    984         $    --          $   --        $     --        $    984
 Buildings and improvements                            4,223              84             972              --           5,279
 Machinery and equipment                              18,491             597             526              --          19,614
 Equipment leased to others                           11,024              --               9              --          11,033
                                                    --------         -------          ------        --------        --------
                                                    $ 34,722         $   681          $1,507              --        $ 36,910
 Less: Accumulated depreciation                        4,034             230             598              --           4,862
                                                    --------         -------          ------        --------        --------
       Net Plant and Equipment                      $ 30,688         $   451          $  909              --        $ 32,048
                                                    --------         -------          ------        --------        --------

OTHER ASSETS:
 Goodwill, net                                      $ 91,038         $16,760          $1,234         $    --        $109,032
 Intangible assets, net                                  979               8              --              --             987
 Deferred charges, net                                16,173             970               1              --          17,144
 Investment in whollyowned subsidiaries               21,268              --              --         (21,268)             --
 Other assets                                             20              --              --              --              20
                                                    --------         -------          ------        --------        --------
  Total Other Assets                                $129,478         $17,738          $1,235        $(21,268)       $127,183
                                                    --------         -------          ------        --------        --------

TOTAL ASSETS                                        $182,304         $28,955          $9,468        $(23,025)       $197,702
                                                    ========         =======          ======        ========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt               $  4,693         $    44          $   --        $     --        $  4,737
 Accounts payable                                      3,580             924           1,641          (1,206)          4,939
 Payable to parent                                       312              --              --              --             312
 Accrued liabilities                                   8,360             850             954              --          10,164
 Accrued income taxes                                     --              --              99              --              99
 Advance account                                     (12,636)         11,449           1,187              --              --
                                                    --------         -------           ------        --------        --------
  Total Current liabilities                         $  4,309         $13,267          $3,881        $ (1,206)       $ 20,251
                                                    --------         -------          ------        --------        --------

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities            $130,378         $    67              --              --        $130,445
 Other non-current liabilities                         8,683              --              --              --           8,683
 Deferred income taxes                                 6,272              --              --              --           6,272
                                                    --------         -------          ------        --------        --------
  Total Non-Current Liabilities                     $145,333         $    67              --              --        $145,400
                                                    --------         -------          ------        --------        --------

 Common stock held by ESOP                             1,620              --              --              --           1,620
 Less: Note receivable from ESOP                      (1,239)             --              --              --          (1,239)

STOCKHOLDER'S EQUITY:
 Common stock and additional paid-in capital          26,548           5,098           1,924          (7,022)         26,548
 Retained earnings                                     5,732          10,523           3,723         (14,797)          5,181
 Accumulated other comprehensive income                    1              --             (60)             --             (59)
                                                    --------         -------          ------        --------        --------
  Total Stockholder's Equity                        $ 32,281         $15,621          $5,587        $(21,819)       $ 31,670
                                                    --------         -------          ------        --------        --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $182,304         $28,955          $9,468        $(23,025)       $197,702
                                                    ========         =======          ======        ========        ========

                               AXIA INCORPORATED
        SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS  INFORMATION
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                             (Dollars in thousands)
                                  (Unaudited)


                                                           Parent
                                                          and its      Guarantor     Non-guarantor                   Consolidated
                                                         Divisions    Subsidiaries   Subsidiaries    Eliminations       Totals
                                                         ----------   ------------   -------------   -------------   -------------

   Net sales                                               $17,071         $ 5,511          $3,406        $(1,849)        $24,139
   Net rentals                                               5,064           8,970             235         (5,063)          9,206
                                                           -------         -------          ------        -------         -------

Net revenues                                               $22,135         $14,481          $3,641        $(6,912)        $33,345

   Cost of sales                                            11,434           3,083           2,232         (1,849)         14,900
   Cost of rentals                                             567           7,158             142         (5,063)          2,804
   Selling, general and administrative expenses              4,270           2,891             926             --           8,087
   Depreciation and amortization                             1,756              86              19             --           1,861
                                                           -------         -------          ------        -------         -------

Income  from operations                                    $ 4,108         $ 1,263          $  322        $    --         $ 5,693

   Interest expense                                          3,712               3               3             --           3,718
   Intercompany interest expense (income)                     (127)            127              --             --              --
   Other expense (income), net                                (937)             30              51            820             (36)
                                                           -------         -------          ------        -------         -------

Income  before income taxes
   and extraordinary item                                  $ 1,460         $ 1,103          $  268        $  (820)        $ 2,011

   Provision for income taxes                                  355             450             101             --             906
                                                           -------         -------          ------        -------         -------

Income  before extraordinary item                          $ 1,105         $   653          $  167        $  (820)        $ 1,105
                                                           =======         =======          ======        =======         =======

                       AXIA INCORPORATED AND SUBSIDIARIES
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                                                          Parent
                                                          and its       Guarantor     Non-guarantor                   Consolidated
                                                         Divisions    Subsidiaries    Subsidiaries    Eliminations       Totals
                                                         ----------   -------------   -------------   -------------   -------------

   Net sales                                             $50,259         $15,910          $ 9,791       $ (4,895)        $71,065
   Net rentals                                            14,572          25,805              684        (14,569)         26,492
                                                         -------         -------          -------       --------         -------

Net revenues                                             $64,831         $41,715          $10,475       $(19,464)        $97,557

   Cost of sales                                          33,789           9,124            6,263       $ (4,967)         44,209
   Cost of rentals                                         1,661          20,220              416        (14,569)          7,728
   Selling, general and administrative expenses           11,863           7,796            2,512             --          22,171
   Depreciation and amortization                           5,005             462               69             --           5,536
                                                         -------         -------          -------       --------         -------

Income  from operations                                  $12,513         $ 4,113          $ 1,215       $     72         $17,913

   Interest expense                                       10,831               8                4             --          10,843
   Intercompany interest expense (income)                   (104)            104               --             --              --
   Other expense (income), net                            (3,343)             63              289          2,921             (70)
                                                         -------         -------          -------       --------         -------

Income  before income taxes
   and extraordinary item                                $ 5,129         $ 3,938          $   922       $ (2,849)        $ 7,140

   Provision for income taxes                              1,502           1,576              363             --           3,441
                                                          -------         -------          -------       --------         -------
Income  before extraordinary item                        $ 3,627         $ 2,362          $   559       $ (2,849)        $ 3,699
                                                         =======         =======          =======       ========         =======



                       AXIA INCORPORATED AND SUBSIDIARIES
                SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                                                            Parent
                                                           and its       Guarantor     Non-guarantor                   Consolidated
                                                          Divisions    Subsidiaries     Subsidiaries    Eliminations      Totals
                                                          ----------   -------------   --------------   ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES                       $ 6,022          $ (157)         $   317         $    --        $ 6,182

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash used for capital expenditures                       (2,188)             --              (18)             --         (2,206)
   Cash used for acquisitions                               (2,522)             --           (2,820)             --         (5,342)
   Proceeds from sale of fixed assets                           31              --               --              --             31
                                                           -------          ------          -------         -------        -------
    Net Cash Provided by  (Used In) Investing Activities   $(4,679)             --          $(2,838)             --        $(7,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in revolving credit             $    --          $   --           $   --         $    --        $    --
   Borrowing on acquisition facility                         3,000              --               --              --          3,000
   Payments of other long-term debt                         (3,517)             24               --              --         (3,493)
   Intercompany dividends                                      207              --             (207)             --             --
   Intercompany loan                                        (2,000)             --            2,000              --             --
   Net increase (decrease) in advance account                 (942)            956              (14)             --             --
   Equity contribution to subsidiary                          (748)             --              748              --             --
   Other Equity transactions                                    37              --               --              --             37
                                                           -------          ------          -------         -------        -------
    Net Cash Provided by (Used In) Financing Activities    $(3,963)         $  980          $ 2,527              --        $  (456)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         --              --               71              --             71
                                                           -------          ------          -------         -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                             $(2,620)         $  823          $    77              --        $(1,720)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                    4,992             307              605              --          5,904
                                                           -------          ------          -------         -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 2,372          $1,130          $   682              --        $ 4,184
                                                           =======          ======          =======         =======        =======

                       AXIA INCORPORATED AND SUBSIDIARIES
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                            AS OF DECEMBER 31, 1998
                             (Dollars in thousands)



                                                    Parent
                                                   and its      Guarantor     Non-guarantor                    Consolidated
                                                  Divisions    Subsidiaries    Subsidiaries    Eliminations       Totals
                                                  ----------   ------------   --------------   -------------   -------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                        $  4,992         $   307          $  605    $         --        $  5,904
 Accounts receivable, net                            6,601           6,049           2,716          (1,233)         14,133
 Inventories, net                                    6,742           2,422           2,551            (623)         11,092
 Prepaid income taxes and other current assets         894             140             101              --           1,135
 Deferred income tax benefits                        3,439              --              --              --           3,439
                                                  --------         -------          ------        --------        --------
  Total Current Assets                            $ 22,668         $ 8,918          $5,973        $ (1,856)       $ 35,703
                                                  --------         -------          ------        --------        --------

PLANT AND EQUIPMENT, AT COST:
 Land                                             $    984         $    --          $   --        $     --        $    984
 Buildings and improvements                          4,371              51             178              --           4,600
 Machinery and equipment                            18,099             528             123              --          18,750
 Equipment leased to others                         10,101              --              12              --          10,113
                                                  --------         -------          ------        --------        --------
                                                    33,555             579             313              --          34,447
 Less: Accumulated depreciation                      1,603              81              74              --           1,758
                                                  --------         -------          ------        --------        --------
       Net Plant and Equipment                    $ 31,952         $   498          $  239        $     --        $ 32,689
                                                  --------         -------          ------        --------        --------

OTHER ASSETS:
 Goodwill, net                                    $ 92,706         $14,915          $   12        $     --        $107,633
 Intangible assets, net                                796              11              --              --             807
 Deferred charges, net                              17,184             912               1              --          18,097
 Investment in wholly-owned subsidiaries            17,806              --              --         (17,806)             --
 Other assets                                           28              --              --              --              28
                                                  --------         -------          ------        --------        --------
  Total Other Assets                              $128,520         $15,838          $   13        $(17,806)       $126,565
                                                  --------         -------          ------        --------        --------

TOTAL ASSETS                                      $183,140         $25,254          $6,225        $(19,662)       $194,957
                                                  ========         =======          ======        ========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt             $  4,621         $    34          $   --        $     --        $  4,655
 Accounts payable                                    3,197             620           1,750          (1,233)          4,334
 Accrued liabilities                                10,566             795             507              --          11,868
 Accrued income taxes                                   --              --              11              --              11
 Advance account                                    (9,693)         10,493            (800)             --              --
                                                  --------         -------          ------        --------        --------
  Total Current Liabilities                       $  8,691         $11,942          $1,468        $ (1,233)       $ 20,868
                                                  --------         -------          ------        --------        --------

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities          $130,967         $    53              --              --        $131,020
 Other non-current liabilities                       7,970              --              --              --           7,970
 Deferred income taxes                               6,750              --              --              --           6,750
                                                  --------         -------          ------        --------        --------
  Total Non-Current Liabilities                   $145,687         $    53          $   --        $     --        $145,740
                                                  ========         =======          ======        ========        ========

 Common stock held by ESOP                        $  1,620         $    --          $   --        $     --        $  1,620
 Less: Note receivable from ESOP                    (1,473)             --              --              --          (1,473)

STOCKHOLDER'S EQUITY:
 Common stock and additional paid-in capital      $ 26,511         $ 5,098          $1,176        $ (6,274)       $ 26,511
 Retained earnings                                   2,105           8,161           3,371         (12,155)          1,482
 Accumulated other comprehensive income                 (1)             --             210              --             209
                                                  --------         -------          ------        --------        --------
  Total Stockholder's Equity                      $ 28,615         $13,259          $4,757        $(18,429)       $ 28,202
                                                  --------         -------          ------        --------        --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $183,140         $25,254          $6,225        $(19,662)       $194,957
                                                  ========         =======          ======        ========        ========

                       AXIA INCORPORATED AND SUBSIDIARIES
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
               FOR THE PERIOD FROM JULY 1, 1998 TO JULY 22, 1998
                             (Dollars in thousands)
                                  (Unaudited)



                                                                                      Predecessor Company
                                                      -----------------------------------------------------------------------------

                                                           Parent
                                                          and its       Guarantor     Non-guarantor                    Consolidated
                                                         Divisions    Subsidiaries     Subsidiaries    Eliminations       Totals
                                                         ----------   -------------   --------------   -------------   -------------

 Net sales                                                $  2,978         $ 1,162            $ 884         $  (492)       $  4,532
 Net rentals                                                 1,010           1,779               54          (1,008)          1,835
                                                          --------         -------            -----         -------        --------

Net revenues                                              $  3,988         $ 2,941            $ 938         $(1,500)       $  6,367

 Cost of sales                                            $  1,966         $   765            $ 586         $  (363)       $  2,954
 Cost of rentals                                               114           1,351               33          (1,008)            490
 Selling, general and administrative expenses                1,190             559              193              --           1,942
 Depreciation and amortization                                 277               5                6              --             288
 Transaction expenses                                       11,280              --               --              --          11,280
                                                          --------         -------            -----         -------        --------

Income (loss) from operations                             $(10,839)        $   261            $ 120         $  (129)       $(10,587)

 Interest expense                                         $    163         $    --            $ (3)         $    --        $    160
 Intercompany interest expense (income)                         10             (10)              --              --              --
 Other expense (income), net                                  (214)              2               53             200              41
                                                          --------         -------            -----         -------        --------

Income (loss) before income taxes
 and extraordinary item                                   $(10,798)        $   269            $  70         $  (329)       $(10,788)

 Provision for income taxes                                 (4,212)            102               37              --          (4,073)
                                                          --------         -------            -----         -------        --------

Income (loss) before extraordinary item                   $ (6,586)        $   167            $  33         $  (329)       $ (6,715)
                                                          ========         =======            =====         =======        ========

                       AXIA INCORPORATED AND SUBSIDIARIES
        SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS  INFORMATION
              FOR THE PERIOD FROM JANUARY 1, 1998 TO JULY 22, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                        Predecessor Company
                                                          --------------------------------------------------------------------------
                                                             Parent
                                                            and its       Guarantor     Non-guarantor                   Consolidated
                                                           Divisions    Subsidiaries    Subsidiaries    Eliminations       Totals
                                                          ----------   -------------   -------------   -------------   -------------
   Net sales                                               $34,554         $ 9,595          $ 6,445       $ (4,337)        $46,257
   Net rentals                                               8,973          15,792              512         (8,967)         16,310
                                                           -------         -------           ------       --------         -------

Net revenues                                               $43,527         $25,387          $ 6,957       $(13,304)        $62,567

   Cost of sales                                           $22,372         $ 5,747          $ 4,307       $ (4,198)        $28,228
   Cost of rentals                                           1,093          12,539              314         (8,967)          4,979
   Selling, general and administrative expenses              8,057           4,801            1,649             --          14,507
   Depreciation and amortization                             2,512             107               40             --           2,659
   Transaction expenses                                     11,280              --               --             --          11,280
                                                           -------         -------          -------       --------         -------

Income (loss) from operations                              $(1,787)        $ 2,193          $   647       $   (139)        $   914

   Interest expense                                        $ 1,549         $     4          $    --       $      --        $ 1,553
   Intercompany interest expense (income)                       58             (58)              --              --             --
   Other expense (income), net                              (1,635)             28              225           1,587            205
                                                           -------         -------          -------        --------        -------

Income (loss) before income taxes
   and extraordinary item                                  $(1,759)        $ 2,219          $   422       $ (1,726)        $  (844)

   Provision for income taxes                               (1,173)            854              200             --            (119)
                                                           -------         -------          -------       --------         -------

Income (loss) before extraordinary item                    $  (586)        $ 1,365          $   222       $ (1,726)        $  (725)
                                                           =======         =======          =======       ========         =======

         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
              FOR THE PERIOD FROM JANUARY 1, 1998 TO JULY 22, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                        Predecessor Company
                                                          --------------------------------------------------------------------------
                                                            Parent
                                                            and its       Guarantor     Non-guarantor                   Consolidated
                                                           Divisions    Subsidiaries     Subsidiaries    Eliminations      Totals
                                                          ----------   -------------   --------------   ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES                      $ 7,473          $   (7)         $ 1,096         $   --          $ 8,562

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash used for capital expenditures                      (3,389)            (49)             (30)            --           (3,468)
   Proceeds from sale of fixed assets                           4              --               --             --                4
                                                          -------          ------          -------         ------          -------
    Net Cash Provided by (Used In) Investing Activities   $(3,385)         $  (49)         $   (30)        $   --          $(3,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in Revolving Credit            $ 4,400          $   --          $    --         $   --          $ 4,400
   Payments of other long-term debt                        (7,987)             (8)            (324)            --           (8,319)
   Net increase (decrease) in advance account                (271)            288              (17)            --               --
   Intercompany Dividends                                     669              --             (669)            --               --
   Other equity transactions                                   (6)             --              (52)            --              (58)
                                                          -------          ------          -------         ------          -------
    Net Cash Provided by (Used In) Financing Activities   $(3,195)         $  280          $(1,062)        $   --          $(3,977)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   $    --          $   --          $   (14)        $   --          $   (14)

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                893             224              (10)            --            1,107

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              (35)            925              420             --            1,310
                                                          -------          ------          -------         ------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   858          $1,149          $   410         $   --          $ 2,417
                                                          =======          ======          =======         ======          =======

                       AXIA INCORPORATED AND SUBSIDIARIES
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
            FOR THE PERIOD FROM JULY 23, 1998 TO SEPTEMBER 30, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                           Parent
                                                          and its      Guarantor     Non-guarantor                   Consolidated
                                                         Divisions    Subsidiaries   Subsidiaries    Eliminations       Totals
                                                         ----------   ------------   -------------   -------------   -------------
   Net sales                                               $13,985         $ 3,319         $ 2,039        $(1,570)        $17,773
   Net rentals                                               3,299           5,824             170         (3,297)          5,996
                                                           -------          ------          ------        -------         -------

Net revenues                                               $17,284         $ 9,143         $ 2,209        $(4,867)        $23,769

   Cost of sales                                           $ 9,683         $ 1,970         $ 1,277        $(1,564)        $11,366
   Cost of rentals                                             368           4,667             104         (3,297)          1,842
   Selling, general and administrative expenses              2,606           1,804             505             --           4,915
   Depreciation and amortization                             1,229              36              11             --           1,276
                                                           -------         -------          -------        -------         -------

Income (loss) from operations                              $ 3,398         $   666         $   312        $    (6)        $ 4,370

   Interest expense                                        $ 2,852         $     1         $    --        $    --         $ 2,853
   Intercompany interest expense (income)                      (26)             26              --             --              --
   Other expense (income), net                                (588)             16              25            523             (24)
                                                           -------         -------         -------        -------         -------

Income (loss) before income taxes
   and extraordinary item                                  $ 1,160         $   623         $   287        $  (529)        $ 1,541

   Provision for income taxes                                  361             257             130             --             748
                                                           -------         -------         -------        -------         -------

Income (loss) before extraordinary item                    $   799         $   366         $   157        $  (529)        $   793
                                                           =======         =======         =======        =======         =======


         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
            FOR THE PERIOD FROM JULY 23, 1998 TO SEPTEMBER 30, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                           Parent
                                                          and its       Guarantor     Non-guarantor                   Consolidated
                                                         Divisions    Subsidiaries     Subsidiaries    Eliminations      Totals
                                                         ----------   -------------   --------------   ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES                     $  (7,834)        $   380             $ 16         $   --       $  (7,438)

CASH FLOWS FROM INVESTING ACTIVITIES
        Cash used for capital expenditures                    (749)             --               --              --           (749)
        Acquisition of predecessor company                (119,315)             --               --              --       (119,315)
                                                         ---------         -------             ----          ------      ---------
           Net Cash (Used In) Investing Activities       $(120,064)        $    --             $ --          $   --      $(120,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net decrease in Revolving Credit Loan            $  (2,750)       $     --             $ --          $   --      $  (2,750)
        Payments of other long-term debt                   (27,916)             26               --              --        (27,890)
        Proceeds from other long-term debt                 139,250              --               --              --        139,250
        Net increase (decrease) in advance account             876            (885)               9              --             --
        Payment of deferred financing costs                 (7,549)             --               --              --         (7,549)
        Contribution from parent                            26,500              --               --              --         26,500
        Proceeds from ESOP                                      68              --               --              --             68
        Other equity transactions                                6              --              (23)             --            (17)
                                                         ---------         -------             ----          ------      ---------
           Net Cash Provided by (Used In) Financing      $ 128,485         $  (859)            $(14)         $   --      $ 127,612
                    Activities

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  $      --         $    --             $ 40          $   --      $      40
                                                         ---------         -------             ----          ------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           587            (479)              42              --            150
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               858           1,149              410              --          2,417
                                                         ---------         -------             ----          ------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   1,445         $   670             $452          $   --      $   2,567
                                                         =========         =======             ====          ======      =========

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  The Company is a leading designer, manufacturer, marketer and distributor of a diverse range of products in several niche markets including productivity enhancing construction tools, formed wire products, industrial bag closing equipment and flexible conveyors. The Company operates through three business units: Ames, Nestaway and Fischbein. Ames is a designer, manufacturer, marketer and distributor of automatic taping and finishing ("ATF") tools, which are rented or sold to interior finishing contractors to finish drywall joints prior to painting, wallpapering or other forms of final treatment. Nestaway is a manufacturer of formed wire products which are used for a variety of commercial and consumer product applications. Fischbein is a worldwide manufacturer and marketer of industrial bag closing and handling equipment and systems and a manufacturer of flexible conveyors and storage racks.

  By agreement dated June 17, 1998, AXIA Acquisition Corp. ("Acquisition Co."), a company organized to effect the acquisition (the "Acquisition") of Axia Holdings Corp., entered into an Agreement and Plan of Merger (the "Merger Agreement") with Axia Holdings Corp. ("Holdings"), the parent of AXIA Inc. (the "Predecessor Company" prior to the date of the Transaction) to effect the Acquisition for a purchase price of $155,250,000 (including the repayment of indebtedness), subject to certain post-closing adjustments. Upon completion of the Transaction (the "Transaction"): (i) Holdings, and Axia Incorporated (the "Company") became direct and indirect subsidiaries, respectively, of AXIA Group, Inc. ("AXIA Group" the parent company of Acquisition Co.) and (ii) the Company became the primary obligor on borrowings made under the bank credit agreement (the `Bank Credit Agreement") and Senior Subordinated Notes issued on the Transaction Date defined below.

  On July 22, 1998 (the `Transaction Date"), AXIA Group sold $28,000,000 of its common stock ("Common Stock") and contributed the proceeds thereof to Acquisition Co. (the `Equity Investment"). Finance Co., an indirect subsidiary of AXIA Group, borrowed approximately $39,250,000 under the Bank Credit Agreement and received approximately $100,000,000 in gross proceeds from the sale of subordinated notes. Such funds were used: (i) to effect the Acquisition pursuant to the Merger Agreement, (ii) to fund an ESOP; (iii) to repay existing indebtedness of the Company and (iv) to pay fees and expenses in connection with the Transaction. Finance Co. then merged into the Company.

  As a result of the Transaction, the Company will incur significantly higher interest costs and goodwill amortization than in historical periods prior to the Transaction included herein.

  The Company manufactures and distributes certain of its products through subsidiaries located in Belgium, France, the United Kingdom, Singapore and Canada. The Company also sells directly from the United States to other geographic regions, including Latin America. The Company accounts for gains and losses resulting from foreign currency transactions in its consolidated statements of income. Income and expense items are translated at the average exchange rate for the period. The assets and liabilities of foreign subsidiaries are translated at the current rate of exchange at the balance sheet date. Balance sheet translation adjustments have been excluded from the results of operations and are reported as a separate component of stockholder's equity. Since the Company's foreign revenues accounted for approximately 12% of the Company's 1998 and 1999 net revenues, the results of the Company may be favorably or unfavorably affected to the extent the U.S. dollar weakens or strengthens versus the applicable corresponding foreign currency. The Company currently does not enter into hedging programs in an attempt to mitigate the fluctuations against the U.S. dollar.

  During the periods discussed below, except as may be noted, inflation and changing prices have not had, and are not expected to have, a material impact on the Company's net revenues or income from operations.

RESULTS OF OPERATIONS

  The financial results for 1998 discussed below include those of the Predecessor Company for the periods prior to the Transaction Date.

   The table below summarizes the results of operations of the Company for the three month periods indicated (in thousands):


                                                                             SUMMARY OF OPERATIONS
                                                     ----------------------------------------------------------------------------

                                                              Three Months Ended                       Three Months Ended
                                                              September 30, 1999                       September 30, 1998
                                                     ------------------------------------     -----------------------------------


Net revenues
 Ames net revenues                                        $14,686                44.0%              $12,337               40.9%
 Nestaway net revenues                                     10,992                33.0                10,448               34.7
 Fischbein net revenues                                     7,667                23.0                 7,351               24.4
                                                          -------               -----               -------             ------

 Total net revenues                                       $33,345               100.0%              $30,136              100.0%

Cost of revenues                                           17,704                53.1                16,652               55.3
                                                          -------               -----               -------             ------

Gross profit                                              $15,641                46.9%              $13,484               44.7%

Selling, general, and administrative expenses               8,087                24.2                 6,857               22.8
Depreciation and amortization                               1,861                 5.6                 1,564                5.2
Transaction expense                                            --                  --                11,280               37.4
                                                          -------               -----               -------             ------

Income (loss) from operations                             $ 5,693                17.1%              $(6,217)            (20.7)%

Interest expense                                            3,718                11.2                 3,013               10.0
Other expense (income)                                        (36)                (.1)                   17                 .1
                                                          -------               -----               -------             ------

Income (loss) before income taxes and
 extraordinary items                                      $ 2,011                 6.0%              $(9,247)            (30.6)%

Provision for income taxes                                    906                 2.7                (3,325)             (11.0)
                                                          -------               -----               -------             ------

Income (loss) before extraordinary item                   $ 1,105                 3.3%              $(5,922)              (196)%

Extraordinary item:
 Loss on early extinguishments of debt,
 net of income tax of $228                                     --                  --                   382                1.3
                                                          -------               -----               -------             ------

Net income (loss)                                         $ 1,105                 3.3%              $(6,304)            (20.9)%
                                                          =======               =====               =======             ======

The table below summarizes the results of operations of the Company for the nine month periods indicated (in thousands):




                                                                               SUMMARY OF OPERATIONS
                                                                    -------------------------------------------

                                                                      Nine Months Ended      Nine Months Ended
                                                                     September 30, 1999     September 30, 1998
                                                                    --------------------   --------------------
Net revenues

 Ames net revenues                                                   $42,332      43.4%     $35,291      40.9%
 Nestaway net revenues                                                32,701      33.5       30,510      35.3
 Fischbein net revenues                                               22,524      23.1       20,535      23.8
                                                                     -------     -----      -------     -----

Total net revenues                                                   $97,557     100.0%     $86,336     100.0%

Cost of revenues                                                      51,937      53.2       46,415      53.8
                                                                     -------     -----      -------     -----

Gross profit                                                         $45,620      46.8%     $39,921      46.2%

Selling, general, and administrative expenses                         22,171      22.7       19,422      22.5
Depreciation and amortization                                          5,536       5.7        3,935       4.5
Transaction expense                                                       --        --       11,280      13.1
                                                                     -------     -----      -------     -----
Income from operations                                               $17,913      18.4%     $ 5,284       6.1%

Interest expense                                                      10,843      11.1        4,406       5.1
Other expense (income)                                                   (70)       --          181        .2
                                                                     -------     -----      -------     -----

Income  before income taxes and extraordinary items                  $ 7,140       7.3%     $   697        .8%

Provision for income taxes                                             3,441       3.5          629        .7
                                                                     -------     -----      -------     -----

Income  before extraordinary item                                    $ 3,699       3.8%     $    68        .1%

Extraordinary item:
 Loss on early extinguishments of debt, net of income tax
 of $404                                                                  --        --          682        .8
                                                                     -------     -----      -------     -----

Net income (loss)                                                    $ 3,699       3.8%     $  (614)     (.7)%
                                                                     =======     =====      =======     =====

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

  NET REVENUES. Net revenues increased $3,209,000 or 10.6%, to $33,345,000 in the three month period ended September 30, 1999 from $30,136,000 in the three month period ended September 30, 1998. Net revenues improved primarily due to increased rentals of ATF tools and sales of ATF tools, drywall-related merchandise and dishwasher racks, and the revenue contribution of an acquisition in the bag-closing industry.

  Ames' net revenues increased $2,349,000 or 19.0%, to $14,686,000 in the three month period ended September 30, 1999 from $12,337,000 in the three month period ended September 30, 1998. The increase was primarily the result of increased rental revenues of $1,375,000 due to an increase in the number of tools on rent and a rental price increase and $974,000 from the sales of drywall related merchandise at company-managed distribution outlets and of ATF tools. Ames benefited from the strength of the U.S. housing market.

  Nestaway's net revenues increased $544,000 or 5.2%, to $10,992,000 in the three month period ended September 30, 1999 from $10,448,000 in the three month period ended September 30, 1998. Revenue growth was attributable to sales of dishwasher racks.

  Fischbein's net revenues increased $316,000 or 4.3%, to $7,667,000 in the three month period ended September 30, 1999 from $7,351,000 in the three month period ended September 30, 1998. The increase was primarily due to increased revenues generated by the acquisition of The Thames Packaging Equipment Company, Limited ("Thames") which contributed $739,000 in revenues for the quarter, offset by declines in other bag-closing equipment sales, primarily in Latin American markets, and material-handling equipment revenues.

  GROSS PROFIT. Gross profit excluding depreciation and amortization increased $2,157,000 or 16.0%, to $15,641,000 in the three month period ended
September 30, 1999 from $13,484,000 in the three month period ended September 30, 1998. The increase in gross profit was primarily attributable to the net revenue increase discussed above. Gross profit without depreciation and amortization as a percentage of net revenues improved to 46.9% from 44.7%.

  The gross margin growth at Ames was in excess of revenues due to gross profit margin improvement in rentals, sales of ATF tools and drywall related merchandise. Nestaway and Fischbein's dollar margins improved comparable to the revenue increase.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") excluding depreciation and amortization increased $1,230,000 or 17.9%, to $8,087,000 in the three month period ended September 30, 1999 from $6,857,000 in the three month period ended September 30, 1998. SG&A growth was primarily attributable to increased selling expenses related to Ames' efforts to take advantage of market opportunities related to strong housing starts and continued emphasis on expanded marketing programs.
Bad debt expense, incurred principally at Ames, increased $262,000 over the prior year primarily due to revenue growth, though there was a deterioration in the aging of receivables at Ames from the prior quarter. Ames also recorded an additional $253,000 in the aggregate primarily for consulting and professional service expenses related to the development of new products and consulting assistance for management information systems. The Company also recorded an additional $98,000 in expense as a discretionary contribution to its ESOP in the form of forgiveness of a portion of the note receivable from the ESOP.

  TRANSACTION EXPENSE. The Predecessor Company recorded $11,280,000 in the three month period ended September 30, 1998 in nonrecurring expenses primarily for compensation recognized from bonus payments, the exercising of stock options and the sale of stock recognized as a result of the Transaction payments of which were deducted from sale proceeds paid to the prior stockholders.

  OPERATING DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $297,000 or 19.0%, to $1,861,000 from $1,564,000 in 1998. This was primarily attributable to an increase in goodwill amortization of $138,000 and depreciation on new equipment.

  INTEREST EXPENSE. Interest expense increased $705,000 or 23.4% to $3,718,000 in 1999 from $3,013,000 in 1998. The increase was the result of the acquisition of the Company and resultant increase in debt and an additional $141,000 in interest amortization of deferred financing costs.

  OTHER INCOME AND EXPENSE. Other income was $36,000 in 1999 compared to other expense of $17,000 in 1998. The Company recorded additional interest income in 1999.

  INCOME TAXES AND NET INCOME (LOSS). The effective tax rate was 45.1% in 1999 compared to 48.7% in 1998 excluding the impact of the Transaction. Net income increased $7,409,000 to $1,105,000 for the three month period ended September 30, 1999 from a loss of $6,304,000 for the three month period ended September 30, 1998 primarily due to impact of improved revenues and the elimination of nonrecurring Transaction related expenses recorded in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

  NET REVENUES. Net revenues increased $11,221,000 or 13.0%, to $97,557,000 in the nine month period ended September 30, 1999 from $86,336,000 in the nine month period ended September 30, 1998. The increase in net revenues was primarily a result of increased sales and rentals of automatic taping and finishing ("ATF") tools and sales of drywall related merchandise, formed wire
products, dishwasher racks, and material handling equipment   The Company
benefited from the acquisition of Thames in April, which contributed $1,429,000 in additional revenue.

  Ames' net revenues increased $7,041,000 or 20.0%, to $42,332,000 in the nine month period ended September 30, 1999 from $35,291,000 in the nine month period ended September 30, 1998. The increase was primarily the result of increased rental revenues of $4,186,000 due to both an increase in the number of tools on rent and a rental price increase. Sales of ATF tools and drywall related merchandise at Company-managed distribution outlets also improved $2,855,000 over the prior year period. Ames benefited from the strength of the U.S. housing market.

  Nestaway's net revenues increased $2,191,000 or 7.2%, to $32,701,000 in the nine month period ended September 30, 1999 from $30,510,000 in the nine month period ended September 30, 1998. Revenue growth occurred both in sales of dishwasher racks and formed wire products.

  Fischbein's net revenues increased $1,989,000 or 9.7%, to $22,524,000 in the nine month period ended September 30, 1999 from $20,535,000 in the nine month period ended September 30, 1998. The increase was primarily due to increased sales of flexible conveyors and storage racks and the impact of the Thames acquisition discussed above. Bag-closing product revenues, exclusive of the acquisition, improved in the domestic market but were impacted by a reduction in sales to Latin America which continues to be adversely affected by general economic conditions in that region.

  GROSS PROFIT. Gross profit excluding depreciation and amortization increased $5,699,000 or 14.3%, to $45,620,000 in the nine month period ended September 30, 1999 from $39,921,000 in the nine month period ended September 30, 1998. The increase in gross profit was primarily attributable to the net revenue increase discussed above. Gross profit without depreciation and amortization as a percentage of net revenues improved to 46.8% from 46.2% primarily as a result of profit margin improvement at Ames.

  Ames' gross profit improved in conjunction with revenue growth. Although Nestaway's revenues grew over the prior year period, gross profits declined due to the impact of a nonrecurring favorable pricing adjustment of $350,000 recorded in the first quarter of 1998 and the benefit of a refund of $276,000 in workers' compensation premiums received in the second quarter of 1998. Nestaway also received a temporary reduction in its Ohio workers' compensation premiums of $147,000 in 1998. The Company recorded a premium reduction of approximately $100,000 in 1999. Fischbein's gross profits improved through an increase in revenues, although gross profit as a percentage of net revenues declined from the prior year period in part due to product mix and the Thames acquisition.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses excluding depreciation and amortization increased $2,749,000 or 14.2%, to $22,171,000 in 1999 from $19,422,000 in the nine month period ended September 30, 1998. SG&A growth was primarily attributable to increased selling expenses related to Ames' efforts to take advantage of market opportunities related to strong housing starts and continued emphasis on expanded marketing programs. Ames has recorded additional consulting and professional services expenses related to new product development and for assistance in the conversion and upgrade of their management information systems aggregating $377,000. Ames has also incurred additional bad debt of $311,000 over the comparable prior year primarily as a result of revenue growth. The Company recorded approximately $281,000 of expense for severance and other relocation costs associated with the transfer of its corporate offices to Houston, Texas.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1,601,000 or 40.7%, to $5,536,000 from $3,935,000 in 1998. This was primarily attributable to an increase in goodwill amortization of $1,037,000 as a result of the Transaction and subsequent acquisitions and increased depreciation.

  TRANSACTION EXPENSE. The Predecessor Company recorded $11,280,000 in the nine month period ended September 30, 1998 in non-recurring expenses primarily for compensation recognized from bonus payments, the exercising of stock options, and the sale of stock recognized as a result of the Transaction payments of which were deducted from sale proceeds paid to the prior stockholder.

  INTEREST EXPENSE. Interest expense increased $6,437,000 to $10,843,000 in 1999 from $4,406,000 in 1998. The increase was the result of the acquisition of the Company and resultant increase in debt.

  OTHER EXPENSE. Other income was $70,000 in 1999 compared to other expense of $181,000 in 1998. The Company recognized a gain on life insurance policies insuring a former executive of the Company who recently passed away. The gain represents the excess of the proceeds from the insurance over the present value of the liability of the Company to the executive's estate. The Company has also recorded an additional $151,000 in interest income.

  INCOME TAXES AND NET INCOME (LOSS). The effective tax rate was 48.2% in 1999 compared to 41.3% in 1998 excluding the impact of the Transaction. The increase was due to an increase in nondeductible goodwill amortization. Net income increased $4,313,000 to $3,699,000 for the nine month period ended September 30, 1999 from a loss of $614,000 for the nine month period ended September 30, 1998 primarily due to improved revenues and the elimination of nonrecurring Transaction related expenses recorded in 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated cash from operating activities of $6,182,000 in the nine month period ended September 30, 1999 compared to $1,124,000 in the nine month period ended September 30, 1998 and had cash on hand of $4,184,000 at September 30, 1999. Cash generated from operations in 1998 was negatively impacted by Transaction related expenses discussed previously.

  At September 30, 1999, the Company had working capital of $18,220,000 compared to working capital of $14,835,000 at December 31, 1998. The increase in working capital was primarily due to an increase in accounts receivable due to increased revenues.

  With the consummation of the Transaction, interest payments on the Notes and under the Bank Credit Agreement and amortization of the Term Loan represent significant obligations of the Company. The Company's remaining liquidity demands relate to capital expenditures and working capital needs. For the nine months ended September 30, 1999, the Company spent $2,206,000 on capital projects. The Company projects capital expenditures of approximately $3,300,000 for all of 1999, although this amount is subject to change based on numerous factors.

  The Company's primary sources of liquidity are cash flows from operations and borrowings under the Bank Credit Agreement. The Revolving Credit Facility provides the Company with $15,000,000 of borrowings, subject to various conditions including availability under the borrowing base. The Acquisition Facility provides the Company with $25,000,000 of borrowings, subject to customary conditions. At September 30, 1999, there were no borrowings outstanding under the Revolving Credit Facility and $3,000,000 outstanding under the Acquisition Facility. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments. However, the Company's capital requirements may change, particularly if the Company should complete any material acquisitions or major capacity additions. Certain revenue opportunities may require significant additional capital expenditures. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

ACCOUNTING CHANGES

  In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivates contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earning effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which provides that SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts, either to hedge existing risks or for speculative purposes.

OTHER MATTERS

  With the coming of the year 2000, there has been a great deal of publicity concerning computer information reporting and equipment failure due to hardware's and software's use of two-digit dates ("Y2K"). Management is responsible for identifying the Company's computer systems affected by the Y2K issue and developing and executing a compliance plan. Specifically, management has identified within its organization management information systems, engineering and design systems, and production equipment which might be susceptible to problems associated with Y2K. Where failure to be Y2K compliant would have a material impact on the Company, management surveyed key suppliers, customers and service providers to assess their anticipated level of compliance.

  Each of the Company's three business units operates different management information systems. Each business unit has completed or is in the process of implementing plans to replace obsolete equipment both to address the Y2K issue and the need to upgrade system capacities to management requirements. As a result, all business units either are compliant or expect their management information systems to be Y2K compliant in 1999 as discussed below. The Company has spent approximately $1,200,000 in 1998 and $300,000 in 1999 to upgrade its management information systems. No significant additional spending is
anticipated.   Production equipment and design and engineering systems
identified as being possibly susceptible to Y2K problems, have been either determined to be Y2K compliant or upgraded without significant additional investment. A discussion of each individual business unit's status appears in the following paragraphs.

  The Ames management information system is heavily customized and includes accounting, invoicing, merchandising, inventory control, rental tool inventory control, and other critical applications. Ames' management began a project in

1998 to replace obsolete software and upgrade the system's capabilities. The new system has been activated at all locations except for the Company's TapeTech Tool Co., Inc. subsidiary ("TapeTech"). Installation at TapeTech will occur in November. With 12,000 or more active customers, none of which account for more than 1.5% of Ames' revenues, management has not inquired of its customers as to their level of Y2K compliance. Since a majority of the customer base is not computer reliant and due to the lack of dependency on any one customer, Ames management does not believe the effects of Y2K on its customers will have a material impact on the Company.

  Nestaway's management believes its management information systems, design and engineering systems and production equipment to be Y2K compliant. Management has contacted suppliers and utilities who have affirmatively indicated they would be Y2K compliant by yearend. A major foreign supplier has indicted that in addition to being compliant, sufficient inventories will be maintained in the United States to assure short-term supply. Nestaway's customers also expect to be Y2K compliant by yearend.

  Fischbein's management believes it management information systems, design and engineering systems and production equipment are Y2K compliant with the exception of its Singapore operation which expects to be compliant by yearend. (The Singapore operation accounts for less than 1% of the Company's 1999 revenues.) Management's inquiries of vendors indicate that major vendors are compliant or will be compliant by yearend.

  There is no guarantee management has identified, evaluated and remediated all systems, internal or external to the Company, which may be significantly impacted by Y2K. In addition, the Company is dependent on compliance activity of others and failure of the Company's suppliers, customers and service providers to sufficiently address the Y2K issue could significantly impact the Company.

  Based on recent quoted notes on the Company's LIBOR based bank borrowings, the interest rates on the Company's variable rate bank debt with borrowing periods including December 31 may be higher at yearend than current rates solely due to Y2K concerns. The Company anticipates this condition to be temporary.

PRIVATE SECURITIES LITIGATION REFORM ACT DISCLOSURE

  This report contains certain estimates and forward-looking statements. Actual results could differ materially from those projected in the estimates and forward looking statements as a result of any number of factors. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include: (i) increased competition; (ii) increased costs; (iii) loss or retirement of key members of management and (iv) changes in general economic conditions in the markets in which the Company may from time to time compete. Many of such factors will be beyond the control of the Company and its management.

EURO CONVERSION

  A single European currency ("Euro") was introduced on January 1, 1999, at which time the conversion rates between the old, or legacy, currencies and the Euro were set for 11 participating member countries. However, the legacy currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled, and Euro bills and coins will be used in the 11 participating countries. The Company's customers may require billing in one or more currencies. The Company has the capability of billing in the Euro or other prescribed currency. The Company does not believe that this conversion will materially affect its contracts. The Company does not presently have any interest rate or currency swaps that are denominated in Euro legacy currencies. The Company continues to assess the impact of the Euro on its operations and financial, accounting and operational systems. The Company does not presently anticipate that the transition to the Euro will have a significant impact on its results of operations, financial position or cash flows.

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

  On February 25, 1991, the New York State Department of Environmental Conservation ("NYSDEC") sent a notice letter to the Company alleging that it had documented the release and/or threatened release of "hazardous substances" and/or the presence of "hazardous wastes" at a property located in Buffalo, New York, formerly owned by Bliss and Laughlin Steel Company, a predecessor of the Company. NYSDEC determined that the Company, among others, may be a responsible party through its past ownership of the property. The site is currently listed on the New York State Registry of Inactive Hazardous Waste Disposal Sites. Environmental consultants engaged by the Company have established a range of estimated remediation costs of approximately $1,000,000 to $3,000,000, plus or minus 30% of those costs. From 1992 to 1994, the Company established an accrual of $3,900,000 for the remediation and associated costs.

  In 1997, the Company entered into an agreement with an adjoining landowner, who is obligated by NYSDEC to address environmental concerns at his property. By this agreement, the adjoining landowner agreed to accept responsibility for remediating the property formerly owned by the Company if a particular remedy for that property is ultimately approved by NYSDEC. On the advice of its environmental consultants, provided after reviewing available data about the Company's former property, the Company believes it is likely that NYSDEC will approve the remedy in question, but the Company can give no assurance that NYSDEC will in fact offer its approval. The Company paid and charged against its accrual the $250,000 payable under the agreement and has an exposure under the agreement of up to an additional $120,000 if contamination is more widespread that estimated by the Company's environmental consultants. In the event NYSDEC does not approve the remedy envisioned in the agreement with the adjoining landowner, the Company may terminate the agreement and demand the return of its payment with interest. In that case, the adjoining landowner would no longer be obligated to undertake the remediation of the property formerly owned by the Company.

  Of the consideration paid pursuant to the Merger Agreement, $5,000,000 was set-aside in a special escrow account to cover environmental costs which may be incurred by the Company in connection with cleanup of the site and any damages or other required environmental expenditures relating to the site. The balance in the account, after payment of such costs, will be released to the former stockholders upon the first to occur of the approval by NYSDEC of the proposed remediation action or the confirmation by NYSDEC that remediation at the site has been completed in accordance with its then applicable decision in the matter (the "Early Release Date"). If, however, the Early Release Date occurs before the additional $120,000 is paid under the above-described agreement, the special escrow account will continue as to that $120,000 until it is paid or it has become clear that no claim will be made for such funds. In addition, if certain additional specified cleanup activities are not completed by the Early Release Date, an additional $80,000 will be withheld in the special escrow account until such cleanup is completed. If all of the funds in the special escrow account have not been released by the third anniversary of the Transaction Date, the funds remaining in the special escrow account will be disbursed to the Company to cover the remaining estimated costs, with the balance to be distributed to the former stockholders of the Company, in accordance with an agreement to be reached by the Company and the Stockholder Representative identified in the Merger Agreement, or upon failure of such parties to agree, through an arbitration procedure. Since the escrow account is under the control of the representative of the former stockholders and the escrow has sufficient funds to cover the estimated costs to remediate the site, the Company has neither an asset nor a liability recorded on its Consolidated Balance Sheet related to this matter. The settlement of this issue is dependant upon agreements by and between parties unrelated to the Company and therefore the date upon which this matter will be resolved cannot be estimated.

  The Company is aware of other formerly owned sites at which activities similar to the operations previously conducted on the Buffalo, New York property have taken place. However, the Company has received no claims in connection with those sites, and has no information that would lead it to believe that any such claim is likely to be made. The Company is also a part owner and landlord at a stainless steel and aluminum facility in Commerce, California that is leased to and operated by an unrelated company. The Company has received no claims against it in connection with this site, but the Company cannot rule out the possibility that it might incur some liability should a claim actually be made against the current owner of the property.

  The Buffalo, New York property formerly owned by the Company was at one time used to mill uranium rods for the Atomic Energy Commission. The U.S. Department of Energy has since identified residual radioactivity in a building at the site. In 1996, the government estimated the cost of addressing residual radioactivity at $965,000. Given the available data, the Company and its environmental consultants believe that a more likely total cost is less than $100,000. The Company has an accrual of $100,000 for this matter. To date, no cleanup costs have been assessed against the Company.

  The Company may also make claims against the warranty fund of the escrow fund for breach of certain representations and warranties in the Merger Agreement regarding other environmental matters for a period of 24 months after the Transaction Date, subject to a specified threshold and deductible.

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

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1999.

                                    EXHIBITS

EXHIBIT NO.        DESCRIPTION
----------         -----------

3.1*             Certificate of Incorporation of the Company, as amended

3.2*             Bylaws of the Company

4.1* Indenture, as supplemented, dated as of July 22, 1998, by and between the Company and State Street Bank & Trust Company National Bank, as Trustee, with respect to the 10.75% Senior Subordinated Notes due 2008, including the form of the Note.

10.1*            Axia Group, Inc. 1998 Stock Awards Plan

10.2* Axia Finance Corp. Employees Stock Ownership Plan and 401(k) Plan to be renamed Axia Incorporated Employee Stock Ownership and 401(k) Plan

10.3* Axia Finance Corp. Employee Stock Ownership Plan and 401(k) Plan Trust Agreement to be renamed Axia Incorporated Employee Stock Ownership and 401(k) Plan Trust Agreement

10.8* Credit Agreement dated as of July 22, 1998, among Axia Finance Corp., Axia Incorporated, Ames Taping Tool Systems, Inc., TapeTech Tool Co., Inc. and Paribas

10.9* Security Agreement dated as of July 22, 1998 by and between AXIA Finance Corp., Axia Incorporated, Paribas and the Lenders named therein

10.11* Letter Agreement dated as of July 22, 1998 by and among The Sterling Group, Axia Group, Inc., Axia Acquisition Corp and each of their subsidiaries

10.12* Form of Indemnity Agreement Between Axia Incorporated and each of its officers and directors

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



                                         AXIA INCORPORATED



Date:   November 12, 1999                /s/ Lyle J. Feye
                                         _________________________________
                                         Lyle J. Feye
                                         Vice President Finance, Treasurer