Form 10-K405
period 1999-12-31
AXIA INC
filed 2000-03-27
CIK 12635

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from  __________ to __________

                        Commission file number 333-64555

                               AXIA INCORPORATED
             (Exact name of registrant as specified in its charter)

                  DELAWARE                       13-3205251
            (State of other jurisdiction of   (I.R.S. Employer
            incorporation or organization)    Identification No.)

                 801 TRAVIS STREET - SUITE 1400
                       Houston, Texas                            77002
                 (Address of principal executive office)       (zip code)


              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (713) 425-2150

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


                            (1)  Yes  X   No _____.
                                     ---

                            (2)  Yes  X   No _____.
                                     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

                                     PART I

ITEM 1.  BUSINESS

CAUTIONARY STATEMENTS

This document includes forward-looking statements. Forward-looking statements can be identified by the use of the future tense or other forward-looking terms such as "may", "intend", "will", "expect", "anticipate", "plan", "management believes", "estimate", "continue", "should", "strategy" or "position" or the negatives of those terms or other variations on them or by comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate net sales, income or cash flow to service debt are forward-looking statements. The Company has based these forward-looking statements on the Company's current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about the Company, including, among other things:
(i) increased competition; (ii) increased costs; (iii) loss or retirement of key members of management and (iv) changes in general economic conditions in the markets in which the company may from time to time compete.

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

On July 22, 1998 (the "Transaction Date"), AXIA Group sold $28,000,000 of its common stock ("Common Stock") and contributed the proceeds thereof to Acquisition Co. (the "Equity Investment"). Axia Finance Corp., ("Finance Co.") an indirect subsidiary of AXIA Group, borrowed approximately $39,250,000 under the Bank Credit Agreement and received approximately $100,000,000 in gross proceeds from the sale of subordinated notes. Such funds were used: (i) to effect the Acquisition pursuant to the Merger Agreement; (ii) to fund the Company's Employee Stock Ownership Plan ("ESOP"); (iii) to repay existing indebtedness of the Company and (iv) to pay fees and expenses in connection with the Transaction.

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

Ames. Ames is the leading designer, manufacturer, marketer and distributor of Automatic Taping And Finishing ("ATF") tools, which are rented or sold to interior finishing contractors to finish drywall joints prior to painting, wallpapering or other forms of final treatment. ATF tools, invented by Ames in 1939, enable interior finishing contractors to finish drywall joints substantially faster than less productive hand finishing methods. The Company is the leader in ATF tool rentals and sales in the markets in which it serves. The primary business of Ames is the rental and service of more than 140,000 ATF tools through its extensive distribution network throughout the U.S. and Canada, including a network of 68 Company-managed stores (including rental stations and vans). Ames also sells ATF tools through an established independent network of dealers in the U.S. and Canada. In addition, Ames sells a variety of other drywall tools, finishing accessories and supplies through its network of Company-managed stores. The Company believes it has opportunities to increase Ames' revenues (i) through its introduction of newly designed and improved ATF tools; (ii) by expanding the use of ATF tools in the fast growing factory-built housing market, which is increasingly utilizing finished drywall rather than other forms of drywall; and (iii) through conversion of interior finishing contractors from traditional hand finishing methods to ATF tools, particularly in the eastern and midwestern U.S. where the use of ATF tools is less prevalent than in the western U.S. Ames accounted for 44% of the Company's 1999 revenues, and by taking advantage of market trends reflecting increased home ownership, second home ownership and larger homes, all of which increase the demand for drywall finishing and the need for drywall tools.

Nestaway. Nestaway is a leading manufacturer of formed wire products which are used for a variety of commercial and consumer product applications. Nestaway is North America's largest independent manufacturer of coated wire dishwasher racks and components which are sold to the major U.S. original equipment manufacturers ("OEM's"). Approximately 75% of dishwashers sold in the U.S. are replacements. Nestaway's primary OEM customers include Maytag, EBS-Bosch and Whirlpool/KitchenAid. Nestaway has had relationships with all major OEMs for an average of approximately 19 years. Nestaway also manufactures, on a contract basis, other close tolerance, welded, non-coated or coated formed wire products such as dish drainers, sink protectors, shower caddies, dryer racks, golf cart baskets, bucket bails, medical baskets and small gauge axles. The Company believes it has significant opportunities to increase Nestaway's revenues through: (i) increasing sales to existing customers; (ii) expanding its product offering and customer base by developing new formed wire business; (iii) and pursuing strategic acquisitions. Nestaway accounted for 33% of the Company's 1999 revenues.

Fischbein. Fischbein is a leading worldwide manufacturer and marketer of industrial bag closing and handling equipment and systems and a leading manufacturer and marketer of flexible conveyors and storage racks. Bag closing and handling systems products include: (i) portable and stationary industrial sewing heads and sewing systems for paper, textile and woven polypropylene bags;
(ii) industrial heat sealing and bag handling systems for paper and plastic bags; (iii) consumables, including thread and tape and (iv) service parts. Fischbein's bag closing products are used across a broad range of industries for packaging chemicals, minerals, agricultural and food products. In addition to bag closing products, Fischbein manufactures extendible, flexible, gravity and motorized conveyors and portable, nestable and stackable warehouse storage racks. Fischbein's flexible conveyors are used by retailers for loading and unloading tractor trailers at store sites and distribution centers. Storage racks are designed for factory and warehouse storage where flexibility in racking is desired and are sold to customers in various industries, including retail, distribution, food, chemical, pharmaceutical and textile. The Company believes it has opportunities to increase Fischbein's revenues by expanding the product offerings that can be sold through its extensive distribution network and by making strategic acquisitions. Fischbein accounted for 23% of the Company's 1999 revenues.

Revenue by business unit, including the results of the Predecessor Company, for fiscal years 1999, 1998 and 1997 is detailed in the table below:

                               AXIA INCORPORATED
                            REVENUE BY PRODUCT GROUP
                                 (IN THOUSANDS)

                                                      1999              1998              1997
                                                 ---------------   ---------------   ---------------

Ames                                             $ 57,650    44%   $ 48,139    41%   $ 42,428    40%

Nestaway                                           43,600    33%     41,441    35%     35,268    34%

Fischbein                                          30,644    23%     27,535    24%     27,104    26%
                                                 --------   ---    --------   ---    --------   ---

 Total Revenues                                  $131,894   100%   $117,115   100%   $104,800   100%
                                                 ========   ===    ========   ===    ========   ===

See Note 13 of the Notes to the Consolidated Financial Statements for additional segment data.

PRODUCTS

Ames. Ames' ATF tools are used in the construction industry by professional interior finishing contractors to finish and prepare drywall for painting or other forms of final treatment. Automatic tapers simultaneously apply joint tape and compound to drywall joints and automatically dispense a controlled amount of joint compound for fast, efficient operation. For drywall finishers that prefer to purchase their ATF tools, Ames sells ATF tools through separate dealer networks.

Ames also offers its customers a wide variety of other products used in drywall finishing including corner rollers, flat finishers, corner finishers, nail spotters, loading pumps and finisher handles. Corner rollers embed joint tape firmly into an interior corner or ceiling angle, forcing out excess compound and leaving the angle ready for finishing. Corner finishers remove excess compound, feathering both sides at once and apply the second coat of compound for inside corners. Flat finishers are used to apply a final coat of joint compound over taped joints and generally eliminate the need for sanding. Nail spotters apply compound to nail or screw head dimples, preparing them for painting or other final treatment. Loading pumps are used to fill Ames' ATF tools with joint compound. Finisher handles are specifically designed for use with Ames' products and allow the user to complete most of the taping and finishing work from the floor instead of using scaffolding or stilts. In addition, Ames' stores provide its customers with a variety of supplies and other products including hand finishing drywall tools, drywall finishing accessories, including spray rigs, power sanders, scaffolds and board handling devices, and drywall supplies, including compound, paper and mesh joint tape and corner bead.

Nestaway. Nestaway's products consist of formed, coated and non-coated wire products used for a variety of commercial and consumer product applications. Nestaway's primary focus is on producing dishwasher racks for OEMs. Nestaway also manufactures, on a contract basis, other close tolerance, welded, non-coated or coated formed wire products such as dish drainers, sink protectors, shower caddies, dryer racks, golf cart baskets, bucket bails, medical baskets and small gauge axles. Nestaway's engineers frequently work with individual customers to design new or improved products which are tailored to meet that customer's specific needs.

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

SALES AND MARKETING

The Company markets and sells its broad range of products to a wide variety of customers through an extensive sales and marketing network which utilizes full time sales representatives, franchisees and third party distributors. These sales efforts are enhanced by its product development staff, who works closely with customers to develop products which are customized to meet their specific needs.

Ames. Ames' rental tool sales organization conducts sales and marketing activities throughout North America. Ames' ATF rental tools reach drywall professionals in North America through over 131 distribution locations including 68 Company-managed stores (including rental stations and vans) and 63 franchised operations. Ames sells ATF tools through a network of 267 dealers and distributors.

Ames utilizes franchises, rental stations, field specialists and mobile operations to support its sales and marketing activities. Franchisees are typically major drywall and construction material distributors who operate multiple locations. Under its franchise arrangements which generally are used in locations where the usage of ATF tools do not support stand-alone Company managed stores, Ames tools are rented to drywall finishers by a third party franchisee, typically a drywall distribution yard or other drywall related sales business. Ames trains franchisee personnel to demonstrate the advantages of using ATF tools , refurbishes and supplies Ames owned tools to the franchisee and uses the franchisee's employees to rent Ames tools to interior drywall finishers. Ames bills the customer, collects the rental revenue and pays the franchisee a fee for its efforts. Rental stations are like franchises except that an Ames employee, rather than the franchisee's employee, operates the Ames rental business at the franchisee's location. Field specialists, who cover territories in well-marked Ames vans, serve as direct marketers and on-site trainers, and operate as rental centers for job site customers.

Nestaway. As a result of Nestaway's focus on OEMs, senior executives are directly involved in sales and marketing efforts. Nestaway's sales and marketing efforts also include technical, engineering and manufacturing employees who regularly communicate with their counterparts at the OEM customer.

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

CUSTOMERS

The Company's customers are diversified across each of the Company's business units. Ames' products are generally used by interior finishing contractors. Ames currently has over 10,000 active customer accounts with no single rental customer exceeding 1% of the Company's 1999 net revenues. Ames' typical rental customer is a sole proprietorship. This, together with industry dynamics, results in higher levels of credit risk and incidence of bad debt than in the Company's other businesses. Nestaway's products are sold to dishwasher manufacturers and other marketers of formed wire products, including major OEMs such as Maytag, Frigidaire, EBS-Bosch, Whirlpool/KitchenAid and General Electric. The Company's most significant OEM customer, Maytag, accounted for approximately 17% of the Company's consolidated revenues in 1999. The Company's contract with this customer requires cost reduction during its term. The inability of the Company to achieve manufacturing cost savings would result in lower gross margins. As with other suppliers to large OEMs, the Company is constantly exposed to intense competitive pricing pressures which potentially may result in lack of growth or a decline in profit margins, reductions in revenue volume, or both. The customers of other formed wire products currently include among others, manufacturers of golf carts, distributors of healthcare products and a major consumer products company whose purchases of formed wire products totaled 10% of the Company's 1999 net revenues. As other supply sources generally exist for these products, including, in some instances, offshore manufacturers, the Company's revenue is dependant upon its ability to maintain competitive prices and satisfy the quality, delivery and other requirements of its customers. The loss of either of Nestaway's two largest customers or material concessions on pricing could have a material adverse effect on the Company.

Fischbein's customers include companies in a variety of industries including the food, chemical, agriculture and other industries. In general, Fischbein sells in the western hemisphere through its distributors, although the Company does sell directly to OEMs. In Europe, Africa, the Middle East and Far East, Fischbein sells both directly and through its distributors.

OPERATIONS

Ames. Ames purchases ATF tool components from both domestic and foreign suppliers and either assembles the parts into finished tools or uses the parts to refurbish rental tools in the Company's two service centers. These tools are then rented or sold through Ames' distribution network. In general, Ames cleans and refurbishes ATF tools at the end of each rental. Ames also sells repair parts to, and repairs tools for, its customers who purchase tools from the Company.

Nestaway. Nestaway operates four manufacturing plants which are located near its major customers. Nestaway's manufacturing operations consist of wire cutting, preparation and forming, welding, coating and assembly and packaging. Generally, these manufacturing operations are highly automated and require high tolerance levels. The Company's processes include the use of robotics, custom designed manufacturing processes and tooling, the ability to weld up to 412 spots per unit and complex coating processes.

Fischbein. Fischbein's manufacturing processes include precision machining, welding, final assembly and the integration of electronic controls. While most orders are for standard products, Fischbein also designs and builds custom systems.

RAW MATERIALS AND SUPPLIERS

The Company purchases steel, metal castings, aluminum and other raw materials from various suppliers. While all such materials are available from numerous independent suppliers, commodity raw materials are subject to fluctuations in price. There can be no assurance that severe shortages of such materials will not occur in the future, which could increase the cost of or delay the shipment of the Company's products and have a material adverse effect on the Company's operating results. Because such materials in the aggregate constitute significant components of the Company's cost of goods sold, fluctuations in price could have a material adverse effect on the Company's results of operations. Generally, the Company has been able to pass on increases in prices of raw materials to its customers. However, there can be no assurance that the Company will continue to be able to do so in the future.

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

Though Nestaway has one primary independent competitor selling to dishwasher OEMs, the majority of dishwasher racks are internally manufactured by OEMs. There can be no assurance that the Company's existing customers will not increase or establish in-house rack manufacturing capacity in the future or that other appliance industry suppliers may not enter this segment of the market. In 1996 and 1994, certain dishwasher rack customers decided to produce dishwasher racks in-house or to utilize other sources, resulting in a material decline in the Company's revenues. General Electric, Frigidaire and Whirlpool operate in-house dishwasher rack manufacturing operations. Competition is generally based on price, quality, flexibility, product design innovation, and manufacturing efficiency. Nestaway's other non-coated and coated formed wire products compete in a highly competitive international environment based on price, quality and delivery capability and includes the product of many other companies, none of which compete with Nestaway across all its product lines. In all product lines, Nestaway is constantly exposed to competitive pricing pressure which may result in lack of growth or a decline in profit margins and a reduction in revenue volume. There can be no assurance the Company will continue to innovate its products offering or continue to reduce manufacturing costs. Such inability to continue to innovate products or pass on manufacturing cost savings pursuant to contract terms or otherwise could lead to the loss of certain customers or lower gross margins. Similarly, since other supply sources exist for Nestaway's products, including offshore manufacturers, the Company may have to make concessions on pricing to retain customers, which concessions could adversely affect profitability.

Fischbein's products typically serve specific niche and geographic market. As a result, Fischbein does not compete with any one company in all of its product lines. Fischbein also sells consumable products that it does not manufacture, such as thread, for which there are numerous alternative sources available to its customer.

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

See "Item 3. LEGAL PROCEEDINGS" for further information on environmental matters.

EMPLOYEES

As of December 31, 1999, the Company had approximately 1,054 employees, of which approximately 125 at one location were represented by a union contract which expires in 2002. The Company believes that its relations with its employees are satisfactory.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age and position held by the directors, and executive officers of AXIA Group and the Company following the consummation of the Transaction. Each director is elected for a one-year term or until such person's successor is duly elected and qualified.

Name                        Age                             Position
-------------------------   ---   -------------------------------------------------------------

   Gary L. Rosenthal         50   Chairman of the Board, President and Chief Executive Officer
   Lyle J. Feye              46   Vice President-Finance, Treasurer and Chief Financial Officer
   David H. Chesney          56   President and General Manager of Nestaway
   Ian G. Wilkins            60   President and General Manager of Fischbein
   Robert G. Zdravecky       53   President and General Manager of Ames
   Susan O. Rheney           40   Director
   C. Byron Snyder           51   Director
   James D. Woods            68   Director

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

Susan O. Rheney has been a principal of Sterling since February 1992. She worked as an independent financial consultant from December 1990 to January 1992. Prior to that time, from June 1987 to November 1990, she was an associate at Sterling. Ms. Rheney is a director of Texas Petrochemical Holdings, Inc., and a director of American Plumbing and Mechanical, Inc.

C. Byron Snyder is the President of Sterling City Capital, LLC, a Houston-based investment company specializing in consolidating privately owned businesses simultaneously with an initial public offering. Mr. Snyder was the owner and President of Relco Refrigeration Company, a distributor of refrigeration equipment, which he acquired in 1992. In February 1998, Relco Refrigeration Company was merged into Hospitality Companies, Inc. Prior to 1992, Mr. Snyder was the owner and Chief Executive Officer of Southwestern Graphics International, Inc., a diversified holding company. Mr. Snyder is the Chairman of the Board of Directors of Integrated Electrical Services, Inc., a publicly traded national provider of electrical contracting and maintenance services in the commercial, industrial and residential markets. He also serves as a director for Carriage Services, Inc., and American Plumbing and Mechanical, Inc.

James D. Woods retired from Baker Hughes Incorporated and its predecessor, Baker International, a provider of equipment and services to the petroleum and process industries in 1997, after 41 years of service. He served as president of several Baker affiliates until the merger of Baker International and Hughes Tool Company in 1987. He assumed the Chairmanship of the merged companies in January 1989 and held the positions of Chairman of the Board and Chief Executive Officer until his 1997 retirement. In addition, Mr. Woods serves on the Board of Directors of The Kroger Co., Varco International, Inc., Wynn's International Inc., Howmet International, Inc., OMI Corporation and Kaiser Aluminum & Chemical Corp. Currently, Mr. Woods serves as an Advisor to SCF Partners.

THE BOARD AND CERTAIN BOARD COMMITTEES

   The Company's Board supervises the management of the Company as provided by Delaware law.

   AXIA Group's Board  has established the following committees:

   The Audit Committee, which recommends independent public accountants to AXIA Group's Board, reviews the annual audit reports of AXIA Incorporated and reviews the fees paid to AXIA Group's independent public accountants.

   The Compensation Committee has the responsibility for supervising AXIA's executive compensation policies, administering employee incentive plans, reviewing officers' salaries, approving significant changes in executive employee benefits and recommending to the Board such other forms of remuneration as it deems appropriate.

The AXIA Group Board, acting as a committee of the whole, has the responsibility for considering nominations for prospective AXIA Group Board members. The AXIA Group Board will consider nominees recommended by other AXIA directors, stockholders and management provided that nominations by stockholders are made in accordance with AXIA Group's by-laws. The AXIA Board may also establish other committees.

COMPENSATION OF DIRECTORS

Directors of AXIA Group and the Company who are not employees of the Company receive an annual retainer of $15,000 and a fee of $500 for each meeting of the Board or any committee thereof that they attend. Directors who are also employees of the Company do not receive Director compensation.

The AXIA Group, Inc. Nonqualified Stock Option Plan for Non-Employee Directors grants each non-employee director of the Company the option to purchase 150 shares of AXIA Group common stock. Currently, options of 450 shares are outstanding. Under the plan, 1,500 shares of common stock are reserved for issuances pursuant to the exercise of options granted under the plan.

ITEM 2.  PROPERTIES

REAL ESTATE AND FACILITIES

The Company believes it has adequate capacity to meet its current obligations to its customers. The major properties of the Company are listed below. The Company also leases 60 Ames stores. Store locations are historically leased on a short-term basis of one to five years to provide maximum flexibility. The business conducted at these leased store locations is relocatable and no individual lease or location is material to the Company.

                                                                   Size in
Location                                                           Sq. Feet   Owned/Leased              Description
----------------------------------------------------------------   --------   ------------   ----------------------------------

Garfield Heights, Cleveland, Ohio...............................    120,000   Owned          Fabrication of dish drainer racks,
                                                                                             wire products and storage racks
                                                                                             and assembly of flexible conveyors

McKenzie, Tennessee.............................................     79,000   Owned          Fabrication of dishwasher racks

Beaver Dam, Kentucky............................................     64,000   Owned          Fabrication of dishwasher racks,
                                                                                             dishwasher rack components and
                                                                                             other formed wire products

Clinton, North Carolina.........................................     60,000   Owned          Fabrication of dishwasher racks

Commerce, California(1).........................................     54,500   Owned          Subleased

Statesville, North Carolina(2)..................................     50,000   Leased         Assembly and manufacture of
                                                                                             industrial sewing and packaging
                                                                                             machines

Livermore, California(3)........................................     27,600   Leased         Office and warehouse space for the
                                                                                             manufacture, distribution, repair and
                                                                                             maintenance of ATF tools

Stone Mountain, Georgia(2)......................................     18,000   Leased         Office and warehouse space for the
                                                                                             manufacture, distribution, repair and
                                                                                             maintenance of ATF tools

Duluth, Georgia(4)..............................................     16,000   Leased         General Office

Brussels, Belgium(5)............................................     11,000   Leased         Assembly and warehousing of
                                                                                             packaging machines
                                                                                             assembly of sold ATF tools

Paris, France...................................................      5,200   Owned          Assembly and distribution of
                                                                                             packaging machines

London, U.K.....................................................     14,500   Owned          Assembly and distribution of
                                                                                             packaging machines

Houston, Texas(5)...............................................      6,400   Leased         Corporate office

(1)  Property is 50% owned and leased to an unrelated party.
(2)  Lease expires in 2003.

(3)  Lease expires in 2008.
(4)  Lease expires in 2001.
(5)  Lease expires in 2006.

During 1999, the Company consolidated its Union City, California, and Hayward, California, operations into its Livermore, California, location.

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

On February 25, 1991, the New York State Department of Environmental Conservation ("NYSDEC") sent a notice letter to the Company alleging that it had documented the release and/or threatened release of "hazardous substances" and/or the presence of "hazardous wastes" at a property located in Buffalo, New York, formerly owned by Bliss and Laughlin Steel Company, a predecessor of the Company. NYSDEC determined that the Company, among others, may be a responsible party through its past ownership of the property. The site is currently listed on the New York State Registry of Inactive Hazardous Waste Disposal Sites. Environmental consultants engaged by the Company have established a range of estimated remediation costs of approximately $1.0 million to $3.0 million, plus or minus 30% of those costs. From 1992 to 1994, the Company established an accrual of $3.9 million for the remediation and associated costs.

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

Of the consideration paid pursuant to the Merger Agreement, $5.0 million was set-aside in a special escrow account to cover environmental costs which may be incurred by the Company in connection with cleanup of the site and any damages or other required environmental expenditures relating to the site. The balance in the account, after payment of such costs, will be released to the former stockholders upon the first to occur of the approval by NYSDEC of the proposed remediation action or the confirmation by NYSDEC that remediation at the site has been completed in accordance with its then applicable decision in the matter (the "Early Release Date"). If, however, the Early Release Date occurs before the additional $120,000 is paid under the above-described agreement, the special escrow account will continue as to that $120,000 until it is paid or it has become clear that no claim will be made for such funds. In addition, if certain additional specified cleanup activities are not completed by the Early Release Date, an additional $80,000 will be withheld in the special escrow account until such cleanup is completed. If all of the funds in the special escrow account have not been released by the third anniversary of the Transaction Date, the funds remaining in the special escrow account will be disbursed to the Company to cover the remaining estimated costs, with the balance to be distributed to the former stockholders of the Company, in accordance with an agreement to be reached by the Company and the Stockholder Representative identified in the Merger Agreement, or upon failure of such parties to agree, through an arbitration procedure. Since the escrow account is under the control of the representative of the former stockholders and the escrow has sufficient funds to cover the estimated costs to remediate the site, the Company has neither an asset nor a liability on its Consolidated Balance Sheet related to this matter. The settlement of this issue is dependant upon agreements by and between parties unrelated to the Company and therefore the date upon which this matter will be resolved cannot be estimated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is wholly owned by Holdings, and Holdings is wholly owned by Group. There is no established public trading market for the common equity of the Company, Holdings, or Group.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data with respect to the Company and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and accompanying Notes in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Form 10-K.

                       AXIA INCORPORATED AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                                (in thousand $)

                                                         Predecessor Company
                                             --------------------------------------------
                                                                                 Period     Period
                                               Year       Year        Year       Jan. 1,    July 23,     Year
                                              Ended      Ended        Ended      1998 to    1998 to      Ended
                                             Dec. 31,    Dec. 31,    Dec. 31,    July 22,    Dec. 31,   Dec. 31,
                                               1995       1996         1997        1998        1998       1999
                                             ---------   -------     --------    --------    --------   --------
Income Statement Data:
Net revenues                                  $104,326    $104,787    $104,800   $ 62,567    $ 54,548   $131,894

EBITDA (2), (3)                                 20,246      24,375      24,066      3,573      12,855     33,012

Income from operations (2)                      15,316      18,347      19,354        914       9,758     25,440

Interest expense                                 6,596       5,123       3,710      1,553       6,515     14,475
Other expense (income)                             493          18          37        205          71         (9)
                                              --------    --------    --------   --------    --------   --------
Income (loss) before income taxes
   and extraordinary item                     $  8,227    $ 13,206    $ 15,607   $   (844)   $  3,172   $ 10,974

Provision for income taxes                       3,338       5,730       6,412       (119)      1,679      5,147
                                              --------    --------    --------   --------    --------   --------

Income (loss) before extraordinary item       $  4,889    $  7,476    $  9,195   $   (725)   $  1,493   $  5,827
Loss on early extinguishments of debt               --         614         772        682          --         --
                                              --------    --------    --------   --------    --------   --------

Net income (loss)                             $  4,889    $  6,862    $  8,423   $ (1,407)   $  1,493   $  5,827
                                              ========    ========    ========   ========    ========   ========

BALANCE SHEET DATA:
Current assets (1)                            $ 27,012    $ 26,211    $ 26,253   $ 32,966    $ 35,703   $ 41,200
Total assets  (1)                             $103,288    $ 99,331    $ 96,773   $104,241    $194,957   $198,808
Current liabilities (1)                       $ 20,262    $ 18,849    $ 22,429   $ 38,679    $ 20,868   $ 23,755
Long-term debt, less current maturities (1)   $ 43,507    $ 34,548    $ 20,439   $ 13,074    $131,020   $126,618
Stockholder's equity (1)                      $ 25,828    $ 32,118    $ 40,067   $ 38,596    $ 28,202   $ 33,579

   (1) Due to a substantial change in controlling interest in the Company, the Company reflected a complete change in the accounting basis of its assets and liabilities from historical cost to estimated fair value as of July 22, 1998.

   (2) Income from operations and EBITDA for the period ended July 22, 1998, includes $11,280,000 in Transaction related expense, including $10,773,000 in compensation related expenses from the sale of stock or options, or both, and payments pursuant to various employee incentive programs, which were paid from the former stockholders' purchase price proceeds on the Transaction Date.

   (3) Earnings before interest, taxes, depreciation and amortization ("EBITDA") EBITDA is defined as operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered as an alternative to income from operations as determined in accordance with generally accepted accounting principals as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations.

This report contains certain estimates and forward-looking statements. Actual results could differ materially from those projected in the estimates and forward looking statements as a result of any number of factors. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include: (i) increased competition or price erosion: (ii) increased costs; (iii) loss or retirement of key members of management and (iv) changes in general economic conditions in the markets in which the Company may from time to time compete. Many of such factors will be beyond the control of the Company and its management.

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

On July 22, 1998 (the "Transaction Date"), AXIA Group sold $28,000,000 of its common stock ("Common Stock") and contributed the proceeds thereof to Acquisition Co. (the "Equity Investment"). Axia Finance Corp., ("Finance Co.,") an indirect subsidiary of AXIA Group, borrowed approximately $39,250,000 under the Bank Credit Agreement and received approximately $100,000,000 in gross proceeds from the sale of subordinated notes. Such funds were used: (i) to effect the Acquisition pursuant to the Merger Agreement; (ii) to fund the Company's Employee Stock Ownership Plan ("ESOP"); (iii) to repay existing indebtedness of the Company and (iv) to pay fees and expenses in connection with the Transaction.

As a result of the Transaction, the Company incurs significantly higher interest costs and goodwill amortization than in historical periods included herein.

The Company distributes certain products through subsidiaries located in Belgium, France, the United Kingdom, Singapore and Canada. The Company accounts for gains and losses resulting from foreign currency transactions in its consolidated statement of income. Income and expense items are translated at the average exchange rate for the period. The assets and liabilities of foreign subsidiaries are translated at the current rate of exchange at the balance sheet date. Balance sheet translation adjustments have been excluded from the results of operations and are reported as a separate component of stockholder's equity. As the Company's foreign revenues accounted for approximately 13% of the Company's 1999 net revenues, the results of the Company may be favorably or unfavorably affected to the extent the U.S. dollar weakens or strengthens versus the applicable corresponding foreign currency. The Company currently does not enter into hedging programs in an attempt to mitigate the fluctuations against the U.S. dollar.

During the periods discussed below, except as may be noted, inflation and changing prices have not had, and are not expected to have a material impact on the Company's net revenues or its income from operations.

In 1997, the Company repurchased and extinguished $9.3 million in principal of its 11% Senior Subordinated Notes due 2001 (the "2001 Notes"). The Company recorded a charge of $1.3 million, $0.8 million net of tax, for the redemption premium, the write-off of unamortized capitalized financing costs associated with the issuance of the 2001 Notes, the applicable original issue discount, and the expenses of the Transaction. In May 1998, the Company repurchased and extinguished the remaining $5.3 million in principal of its 2001 Notes, and similarly recorded a charge of $0.5 million, $0.3 million net of tax. Additional debt extinguishment charges were recorded with the Transaction.

The proforma amounts for the twelve months ended December 31, 1998 include the applicable results of the Predecessor Company for the period ending July 22, 1998. The amounts for the year ended December 31, 1997, are the results of the Predecessor Company.

RESULTS OF OPERATIONS

The table below summarizes the results of operations of the Company for the years indicated (in million $):

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                                            Proforma(2)     Predecessor Company (1)
                                                             1999              1998                   1997
                                                       ----------------   ---------------   ------------------------
                                                          $        %        $        %           $            %
Net Revenues:
  Ames net revenue                                     $ 57.7     43.7%   $ 48.1    41.1%        $ 42.4        40.4%
  Nestaway net revenue                                   43.6     33.1      41.4    35.4           35.3        33.7
  Fischbein net revenue                                  30.6     23.2      27.6    23.5           27.1        25.9
                                                       ------    -----    ------   -----         ------       -----
     Total net revenue                                  131.9    100.0     117.1   100.0          104.8       100.0
                                                       ------    -----    ------   -----         ------       -----
Cost of revenue (3)                                      69.4     52.6      63.1    53.9           56.9        54.3
                                                       ------    -----    ------   -----         ------       -----
Gross Profit (3)                                         62.5     47.4      54.0    46.1           47.9        45.7
Selling, general, administrative expenses (3)            29.5     22.4      26.3    22.4           23.8        22.7
                                                       ------    -----    ------   -----         ------       -----
EBITDA (4)                                               33.0     25.0      27.7    23.7           24.1        23.0
Depreciation and amortization                             7.6      5.8       5.7     4.9            4.7         4.5
                                                       ------    -----    ------   -----         ------       -----
Income from operations                                   25.4     19.2      22.0    18.8           19.4        18.5
Interest expense                                         14.5     11.0       8.1     6.9            3.7         3.5
Other expense (income)                                   (0.1)    (0.1)      0.2     0.2            0.1         0.1
                                                       ------    -----    ------   -----         ------       -----
Income before income taxes and extraordinary items       11.0      8.3      13.7    11.7           15.6        14.9
Provision for income taxes                                5.2      3.9       5.9     5.0            6.4         6.1
                                                       ------    -----    ------   -----         ------       -----
Income before extraordinary items                      $  5.8      4.4%   $  7.8     6.7%        $  9.2         8.8%
                                                       ======    =====    ======   =====         ======       =====

(1) Predecessor Company results exclude debt extinguishment costs.

(2) Proforma results are the combined financial results of the Company including Predecessor Company prior to the Transaction and exclude transaction related expenses of $11.3 million, $7.0 million net of tax, and debt extinguishment cost of $.7 million. Transaction expenses include $10.8 in compensation from the sale of stock or options, or both, and payments pursuant to various employee incentive programs, which were paid from the former stockholders' purchase price proceeds on the Transaction Date.

(3) Excluding operating depreciation and amortization.

(4) Earnings before interest, taxes, depreciation and amortization ("EBITDA") EBITDA is defined as operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered as an alternative to income from operations as determined in accordance with generally accepted accounting principals as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net Revenues Net revenues increased 12.6% to $131.9 million in 1999 from $117.1 million in 1998. The increase was primarily attributable to the growth in both sales and rentals of ATF tools, sales of drywall related merchandise and dishwasher racks, and the impact of acquisitions. Each of the Company's three business units recorded revenue growth from the prior year as detailed below.

Ames' net revenues increased 20.0% to $57.7 million in 1999 from $48.1 million in 1998. Revenue growth was primarily the result of increases in both the price and volume of rented ATF tools and improved sales of drywall related merchandise and ATF tools. Ames continued to benefit from the strength of the U.S. housing market. In June 1999, the Company acquired the assets of Concorde Tool Corporation ("Concorde"), a Canadian manufacturer and distributor of ATF tools. Revenue from the sale of ATF tools under the Concorde trade name subsequent to the acquisition was $.4 million.

Nestaway's net revenues increased 5.3% to $43.6 million in 1999 from $41.4 million in 1998. The revenue increase was attributable to growth in sales to dishwasher OEMs offset in part by a decline in the sale of certain other formed wire products.

Fischbein's net revenues increased 10.9% to $30.6 million in 1999 from $27.6 million in 1998. The increase was primarily attributable to the acquisition in April 1999 of the Thames Packaging Equipment Company, Ltd. ("Thames") which contributed revenues of $2.3 million. Revenues from conveyor sales also improved over the prior year. Bag closing revenues exclusive of Thames were flat primarily as a result of adverse economic conditions in Latin America and Asia, reduced activity in the U.S. agricultural economy and the continued strength of the dollar against European currencies.

Gross Profit Excluding Depreciation & Amortization. Gross profit excluding depreciation and amortization increased 15.7% to $62.5 million in 1999 from $54.0 million in 1998. The increase in gross profit was primarily attributable to the net revenue increase discussed above. Gross profit as a percentage of net revenues improved to 47.4% from 46.1% primarily due to business mix including greater revenue growth occurring within its most profitable business unit, Ames, and cost reductions in certain areas.

Ames' gross profit improved as a result of revenue growth. Profit margin growth was also attributable to improved margins on the sale of drywall related merchandise at Company operated stores and a rental rate increase. Ames also benefited from consolidating its warehouse and TapeTech manufacturing into its Livermore, California service center during 1999. Nestaway's gross profit also improved with revenue growth. Gross profit as a percentage of net revenues declined primarily due to the benefit recorded in the prior year of a nonrecurring favorable pricing adjustment of $.4 million. Fischbein's gross profit growth was also the result of the improvement in revenue discussed above.

Selling, General and Administrative Expenses excluding Depreciation and Amortization (SG&A). Selling, general, and administrative expenses increased 12.2% to $29.5 million in 1999 from $26.3 million in 1998. SG&A growth was primarily attributable to increased selling expenses related to Ames' efforts to take advantage of market opportunities related to strong housing starts and continued emphasis on expanded marketing programs. Ames also incurred an additional $.5 million in bad debt expense over the comparable prior year period primarily as a result of revenue growth and an additional $0.2 million over the prior year related to implementation of its new Y2K compliant computer software programs. The Company recorded approximately $.3 million in expenses in 1999 for severance and other costs associated with the relocation of its corporate offices to Houston, Texas.

The Company established an Employee Stock Ownership Plan ("ESOP") with the Transaction in July 1998. As a result of a full year's participation in 1999, an increase in the appraised valuation of the stock and forgiveness of a portion of the note receivable from the ESOP retroactive to December 31, 1998, the Company recorded $0.8 million in expense in 1999 related to the ESOP of which $ 0.6 million was recorded in selling, general and administrative expenses. Total ESOP expense in 1998 was $0.2 million which was recorded in selling, general and administrative expense.

EBITDA. EBITDA increased 19.1% to $33.0 million in 1999 from $27.7 million in 1998 primarily as a result of the matters discussed above.

Depreciation and Amortization. Depreciation and amortization increased 33.3% to $7.6 million in 1999 from $5.7 million in 1998. This increase was primarily the result of $1.5 million in additional goodwill amortization from the Transaction and subsequent acquisitions.

Interest Expense. Interest expense increased 79.0% to $14.5 million in 1999 from $8.1 million in 1998. The increase was the result of the acquisition of the Company and resultant increase in debt.

Other Income and Expense. The Company recorded other income of $.1 million in 1999 compared to other expense of $.2 million in 1998 due to increased interest income and a gain in life insurance policies insuring a former executive of the Company who passed away in 1999. The gain represents the excess of the proceeds of the insurance over the present value of the liability of the Company to the former executive's estate.

Income Taxes and Income before Extraordinary Item. The effective income tax rate for 1999 was 46.9% in 1999 compared to 43.1% in 1998. The increase was primarily due to the impact of an increase in nondeductible goodwill amortization discussed above. Income before an extraordinary item declined 24.4% to $5.8 million in 1999 from $7.8 million in 1998. The reduction was primarily due to additional goodwill amortization and interest expense from the Transaction as discussed in the preceding paragraph.

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

Nestaway's net revenues increased 17.2% to $41.4 million in 1998 from $35.3 million in 1997. The increase was the result of revenue growth of 11.3% in dish rack and dish rack component sales to OEM's and a 30.9% growth in revenues of formed wire products. Dish rack revenues improved primarily as a result of additional volumes with a new customer, a favorable nonrecurring $.4 million pricing adjustment, and volume growth with Nestaway's largest customer. Formed wire product revenues improved with added sales of traditional product lines such as dish drainers and shower caddies, together with revenues generated by new products including dryer racks and golf cart baskets.

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

Ames' gross profit improved with revenues. This improvement was offset by operating inefficiencies as the Bensenville, Illinois and Tucker, Georgia rental ATF tool repair operations were consolidated into a new facility in Stone Mountain, Georgia. Nestaway's gross profit margins improved with revenue growth. Nestaway also benefited from a one time refund and temporary reduction in workers' compensation insurance and a nonrecurring favorable pricing adjustment aggregating $.8 million recorded in 1998. Fischbein's gross profits improved due to continued cost reductions from its foreign parts sourcing program and additional machining centers which improved operating efficiencies and overhead absorption.

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

EBITDA. EBITDA increased 14.9% to $27.7 million in 1998 from $24.1 million in 1997 primarily as a result of the matters discussed above.

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

Income Taxes and Income before Extraordinary Item. The effective tax rate for 1998 was 43.1% compared to 41.1% for the prior year comparable period. This increase in the effective tax rate was primarily due to the impact of non-deductible amortization expense. Income before an extraordinary item and excluding transaction related expense decreased 15.2% to $7.8 million from $9.2 million in 1997. The decrease was primarily attributable to an increase in interest expense as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $12.8 million in 1999 compared to $6.9 million in 1998 and had cash and cash equivalents of $7.2 million at December 31, 1999. The increase in cash generated from operations was primarily attributable to non-recurring Transaction related expenses recorded in 1998 of $11.3 million, $7.0 million net of tax, including $10.8 million in compensation from the sale of stock or options, or both, and payments pursuant to various employee incentive programs recorded in the prior year period. The compensation payments were deducted from the purchase price, discussed in Item I BUSINESS-- Acquisition and Merger, prior to distribution of net proceeds to former stockholders.

At December 31, 1999, the Company had working capital of $17.4 million compared to working capital of $14.8 million at December 31, 1998. The increase in working capital was due to an increase in cash, accounts receivable, and inventories. Receivables increased 24.5% as a result of revenue growth and due to increases in the days' sales in accounts receivable at two of the divisions. Inventories increased 6.3% as a result of higher merchandise and parts inventories to support revenue growth at Ames.

During 1999, the Company utilized net cash provided by operations to fund capital expenditures of $2.7 million primarily for revenue maintenance and growth. The majority of capital spending was for new ATF tools for Ames to replace scrapped or lost tools and support revenue growth. The Company acquired the assets of Concorde and the assets of Thames for an aggregate cost of $5.5 million, of which $2.5 million was funded from operations and $3.0 million was funded from the Company's acquisition line of credit.

With consummation of the Transaction, interest payments on the Notes and under the Bank Credit Agreement and amortization of the Term Loan represent significant obligations of the Company. The Company's remaining liquidity demands relate to capital expenditures and working capital needs. For the year ended December 31, 1999, the Company spent $2.7 million on capital projects. The Company projects capital expenditures of approximately $6.0 million in 2000, although the amount is subject to change based on numerous factors including but not limited to the Company's success in obtaining certain new business.

The Company's primary sources of liquidity are cash flows from operations and borrowings under the Bank Credit Agreement. The Revolving Credit Facility provides the Company with $15.0 million of borrowings, subject to availability under the borrowing base which was $14.8 million at December 31, 1999. The Acquisition Facility provides the Company with $25.0 million borrowings, subject to customary conditions, of which $22.0 million was available at December 31, 1999. The Company believes that, based on current and anticipated financial performance, cash flow from operations and available borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments. However, the Company's capital needs may change, particularly if the Company should complete any material acquisitions or be required to install additional capacity to meet the requirements of current and new customers. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. The management of the Company continues to evaluate its business and organizational structure on an ongoing basis to determine actions it believes to be in the best interests of the Company and its stockholders. This includes the frequent consideration of acquisitions which may or may not be synergistic with the Company's current businesses.

ACCOUNTING CHANGES

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, management does not expect implementation of this standard to affect its financial position or results of operations.

OTHER MATTERS

Based on reviews of mission critical and non-mission critical software and hardware, the Company concluded prior to the end of 1999 that its systems were Year 2000 compliant. No significant problems related to the Year 2000 were experienced or are expected in the future. Major customers, suppliers and utility companies have represented to the Company that they are Year 2000 compliant. While the Company has not been affected by any Year 2000 issues, there is no guarantee that the Company's systems and those of its customers and suppliers will continue to operate as intended.

As a result of dishwasher rack sourcing decisions made by its customers in 1996, the Company shut down a leased production facility in Canal Winchester, Ohio, and temporarily idled a second plant in Clinton, North Carolina. The Clinton facility resumed operations in 1997 when the Company was awarded a contract by a new dishwasher rack customer. The Beaver Dam, Kentucky plant, shut down in 1994 due to a customer's decision to utilize an alternative source of supply, was reopened in 1996 to produce dishwasher rack components, lower volume dishwasher racks, and other formed and coated wire products. During 1997 and 1996, the Company charged $0.6 million and $1.0 million, respectively, of the costs incurred against a facility realignment reserve established in prior periods. The Company has no further reserves for the realignment of its production capacities as of December 31, 1999, and management believes its current manufacturing operations are properly positioned to service its current customer requirements.

RISK FACTORS

Substantial Leverage. In connection with the consummation of the Transaction, the Company incurred a significant amount of indebtedness and has significant debt service requirements. In addition, the Indenture will permit the Company to incur or guarantee additional indebtedness, including indebtedness under the Bank Credit Agreement, subject to certain limitations. The Company has additional borrowing capacity on a revolving credit basis under the Bank Credit Agreement and on a term basis to fund future acquisitions under the Acquisition Facility of the Bank Credit Agreement.

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

Competition. Each of the business units operates within competitive industries. The Company is not aware of any single competitor that competes with the Company along all three business lines. (See "Business-Competition")

Reliance on Major Customers. One of Nestaway's dishwasher rack customers accounted for 17% of the Company's 1999 revenues. Since the contract with this customer requires cost reductions during its term, the inability of the Company to achieve manufacturing cost savings could lead to lower gross margins. Another Nestaway customer who markets dish drainers, shower caddies, and other formed wire products accounted for 10% of the Company's 1999 revenues. A loss of either or both of these customers could have a material adverse effect on the Company. Certain of Nestaway's contracts require it to maintain competitive prices and satisfy quality, delivery and other requirements. Failure to do so could result in a material loss of revenue and margin.

In each of 1994 and 1996 the Company discontinued operations at certain of its facilities, in each case as a result of a decision by certain major dishwasher rack customers to produce dishwasher racks in-house or purchase from an alternate source. In each instance the company's revenues were adversely affected. No assurance can be given that such actions by the Company's dishwasher rack customers will not recur. Pursuant to the Company's requirement contracts, a decrease in sales by the company's customers may cause a decrease in the revenues derived by the Company under such requirements contracts.

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

Fluctuations in Raw Materials Cost and Supply. The Company purchases steel, metal castings, aluminum and other raw materials from various suppliers. There can be no assurance that severe shortages of such materials will not occur in the future, which could increase the cost or delay the shipment of the Company's products and have a material adverse effect on the Company's operating results. Because such materials in the aggregate constitute significant components of the Company's cost of goods sold, fluctuations in price could have a material adverse effect on the Company's results of operations. Generally, the Company has passed on any increases in prices of raw materials to its customers. However, there can be no assurance that the company will be able to do so in the future.

General Economic Conditions. The industries in which the Company operates are affected by changes in general economic conditions, including national, regional and local slowdowns in home building, remodeling, construction and other industrial activity, all of which are outside of the Company's control. There can be no assurance that economic slowdowns, adverse economic conditions, cyclical trends, increases in interest rates and other factors will not have a material adverse effect on the Company's consolidated operating results or financial condition. Though Ames has a broad customer base, adverse economic changes in home building, remodeling and construction may result in reductions in the rental and sales of ATF tools and the sales of drywall related merchandise. Ames would also be at greater risks of incurring higher levels of bad debt expense.

Potential Legacy Liabilities. The Company has retained or assumed certain environmental liabilities and risks of future liabilities associated with businesses previously operated or acquired by it, including Bliss and Laughlin Steel Company. The Company does not believe that these retained or assumed liabilities and risks would be expected to have a material adverse effect on the Company's financial condition or operating results. However, changes in laws or regulations, liabilities identified or incurred in the future, or other circumstances, might, individually or in the aggregate, have such an effect. In addition, the Company is currently addressing certain legacy liabilities of this nature.

Foreign Sales and Operations. In 1999 approximately 13% of the Company's net revenues were derived from foreign sales and operations and export sales. A portion of these net revenues are derived from sales in countries that have recently experienced economic downturns. There can be no assurance that the Company's net revenues will not be affected by these economic downturns in such countries. In addition, a portion of the Company's anticipated growth is expected to come from foreign sales and operations. Foreign sales and operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations, including unexpected changes of interpretations thereof. Other risks include partial or total expropriation; export duties and quotas; currency exchange rate fluctuations; restrictions on repatriation of funds; the disruption of operations from labor and political disturbances, insurrection, or war; and the requirements of partial local ownership of operations in certain countries. Furthermore, customer credit risks are exacerbated in foreign sales and operations because there often is little information available about the credit histories of customers in certain countries.

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

The Company is exposed to some market risk due to the floating interest rate under its Bank Credit Agreement. As of December 31, 1999, the Bank Credit Agreement had a principal balance of $31.9 million at an average floating interest rate of 8.0% per annum. A 1.0% increase in interest rates could result in a $.3 million annual increase in interest expense on the existing principal balance (See also Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Risk Factors).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company called for by this Item 8, together with the reports thereon of the independent accountants are set forth on pages 19 to 48 inclusive. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.


                               AXIA INCORPORATED

                   Index to Consolidated Financial Statements

                                                                                   Pages
Consolidated Balance Sheets as of December 31, 1999 and 1998                           19

Consolidated Statements of Stockholder's Equity and Comprehensive
Income for the year ended December 31, 1999, the periods ended December 31,
1998, and July 22, 1998, and the year ended December 31, 1997                          20

Consolidated Statements of Income for the year ended December 31, 1999,  the periods ended December 31, 1998, and July 22, 1998, and the year ended
December 31, 1997                                                                      21

Consolidated Statements of Cash Flows for the year ended December 31, 1999, the periods ended December 31, 1998, and July 22, 1998, and the year ended
December 31, 1997                                                                      22

Notes to the Consolidated Financial Statements                                    23 - 46

Independent Auditors' Report                                                           47

Report of Independent Public Accountants                                               48

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                      AXIA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1999 AND DECEMBER 31, 1998
                (In thousands, except share and per share data)

                                                                                   December 31, 1999    December 31, 1998
                                                                                   ------------------   ------------------
ASSETS
------

CURRENT ASSETS:
 Cash and cash equivalents                                                                  $  7,218             $  5,904
 Accounts receivable, net                                                                     17,600               14,133
 Inventories                                                                                  11,793               11,092
 Prepaid income taxes and other current assets                                                 1,100                1,135
 Deferred income tax benefits                                                                  3,489                3,439
                                                                                            --------             --------
 Total Current Assets                                                                       $ 41,200             $ 35,703

PLANT AND EQUIPMENT, AT COST:
 Land                                                                                            984                  984
 Buildings and improvements                                                                    5,307                4,600
 Machinery and equipment                                                                      19,903               18,750
 Equipment leased to others                                                                   10,891               10,113
                                                                                            --------             --------
                                                                                              37,085               34,447
 Less: Accumulated depreciation                                                                5,965                1,758
                                                                                            --------             --------
 Net Plant and Equipment                                                                    $ 31,120             $ 32,689

OTHER ASSETS:
 Goodwill, net                                                                               108,319              107,633
 Intangible assets, net                                                                        1,122                  807
 Deferred charges, net                                                                        17,027               18,097
 Other assets                                                                                     20                   28
                                                                                            --------             --------
 Total Other Assets                                                                         $126,488             $126,565
                                                                                            --------             --------

TOTAL ASSETS                                                                                $198,808             $194,957
                                                                                            ========             ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES
 Current maturities of long-term debt                                                       $  5,464             $  4,655
 Accounts payable                                                                              5,011                4,334
 Payable to parent                                                                               603                   --
 Accrued liabilities                                                                          12,526               11,868
 Accrued income taxes                                                                            151                   11
                                                                                            --------             --------
 Total Current Liabilities                                                                  $ 23,755             $ 20,868

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities                                                     126,618              131,020
 Other non-current liabilities                                                                 7,913                7,970
 Deferred income taxes                                                                         6,205                6,750
                                                                                            --------             --------
 Total Non-Current Liabilities                                                              $140,736             $145,740

Commitments and contingencies

Common stock held by ESOP                                                                      2,183                1,620
Less: Note receivable from ESOP                                                               (1,445)              (1,473)

STOCKHOLDER'S EQUITY:
 Common stock ($.01 par value; 100 shares
  authorized, issued and outstanding)                                                       $     --             $     --
 Additional paid-in capital                                                                   26,680               26,511
 Retained earnings                                                                             7,086                1,482
 Accumulated other comprehensive (loss) income                                                  (187)                 209
                                                                                            --------             --------
 Total Stockholder's Equity                                                                 $ 33,579             $ 28,202
                                                                                            --------             --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $198,808             $194,957
                                                                                            ========             ========


The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                       AXIA INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME
                     FOR THE YEAR ENDED DECEMBER 31, 1999,
             THE PERIODS OF JULY 23, 1998 TO DECEMBER 31, 1998 AND
                        JANUARY 1, 1998 TO JULY 22, 1998
                      AND THE YEAR ENDED DECEMBER 31, 1997
                             (Dollars in thousands)

                                                                                            Other Comprehensive Income
                                                                               --------------------------------------------------
                                                                                                          Accumulated
                                        Common     Additional                 Minimum      Cumulative        Other        Compre-
                                         Stock       Paid-in     Retained     Pension     Translation    Comprehensive    hensive
                                       Par Value     Capital     Earnings    Liability    Adjustments    Income (loss)    Income
                                       ---------   -----------   ---------   ----------   ------------   -------------    --------
PREDECESSOR COMPANY:

BALANCE, DECEMBER 31, 1996             $ --          $ 16,723    $ 15,395       $(324)         $ 324           $  --

Net income                               --                --       8,423          --             --              --    $ 8,423
Cumulative translation adjustment        --                --          --          --           (616)           (616)      (616)
Other, net of tax of $88                 --                --          --         142             --             142        142
                                                                                                                        -------
Comprehensive income                                                                                                    $ 7,949
                                       ----          --------    --------       -----          -----           -----    =======
BALANCE, DECEMBER 31, 1997             $ --          $ 16,723    $ 23,818       $(182)         $(292)          $(474)
                                       ====          ========    ========       =====          =====           =====

Net income                               --               --       (1,407)         --             --              --    $(1,407)
Cumulative translation adjustment        --               --          --           --            (64)            (64)       (64)
                                                                                                                        -------
Comprehensive loss                                                                                                      $(1,471)
                                                                                                                        =======
                                       ----          --------    --------       -----          -----           -----
BALANCE, JULY 22, 1998                 $ --          $ 16,723    $ 22,411       $(182)         $(356)          $(538)
                                       ====          ========    ========       =====          =====           =====

AXIA INCORPORATED:

Acquisition Adjustments:
   Eliminate Predecessor
           Company Equity              $ --          $(16,723)   $(22,411)      $ 182          $ 356           $ 538
Contribution from Holdings               --            26,500         --           --             --              --
Net income                               --                --       1,493          --             --              --    $ 1,493
Cumulative translation adjustment        --                --          --          --            210             210        210
Other                                    --                11         (11)         (1)            --              (1)       (12)
                                                                                                                        -------
Comprehensive income                                                                                                    $ 1,691
                                                                                                                        =======
                                       ----          --------    --------       -----          -----           -----
BALANCE DECEMBER 31, 1998              $ --          $ 26,511    $  1,482       $  (1)         $ 210           $ 209
                                       ====          ========    ========       =====          =====           =====


Net Income                               --                --    $  5,827          --             --              --    $ 5,827
Cumulative translation adjustment        --                --          --          --           (397)           (397)      (397)
Option compensation                      --                37          --          --             --              --
Other                                    --               132        (223)           1            --               1      (222)
                                                                                                                        -------
Comprehensive income                                                                                                    $ 5,208
                                                                                                                        =======
                                       ----          --------    --------       ------         -----           -----
BALANCE, DECEMBER 31, 1999             $ --          $ 26,680    $  7,086       $   --         $(187)          $(187)
                                       ====          ========    ========       ======         =====           =====


The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                       AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       FOR YEAR ENDED DECEMBER 31, 1999,
             THE PERIODS OF JULY 23, 1998 TO DECEMBER 31, 1998 AND
                        JANUARY 1, 1998 TO JULY 22, 1998
                      AND THE YEAR ENDED DECEMBER 31, 1997
                             (Dollars in thousands)

                                                                                                          Predecessor Company
                                                                                                     -----------------------------
                                                             Year Ended             July 23          January 1,       Year Ended
                                                             December 31,           1998 to            1998 to       December 31,
                                                                1999               December 31,        July 22,          1997
                                                             -----------           -----------        ----------     ------------
  Net sales                                                    $ 95,887              $40,417            $46,257         $ 77,418
  Net rentals                                                    36,007               14,131             16,310           27,382
                                                               --------              -------            -------         --------

Net revenues                                                   $131,894              $54,548            $62,567         $104,800

  Cost of sales                                                  58,713               25,675             28,228           48,526
  Cost of rentals                                                10,703                4,219              4,979            8,422
  Selling, general and administrative expenses                   29,466               11,799             14,507           23,786
  Depreciation and amortization                                   7,572                3,097              2,659            4,712
  Transaction expenses                                               --                   --             11,280               --
                                                               --------              -------            -------         --------

Income from operations                                         $ 25,440              $ 9,758            $   914         $ 19,354

  Interest expense                                               14,475                6,515              1,553            3,710
  Interest income                                                  (298)                 (88)                (9)            (367)
  Other expense, net                                                289                  159                214              404
                                                               --------              -------            -------         --------

Income (loss) before income taxes and
  extraordinary item                                           $ 10,974              $ 3,172            $  (844)        $ 15,607

  Provision for income taxes                                      5,147                1,679               (119)           6,412
                                                               --------              -------            -------         --------

Income (loss) before extraordinary item                        $  5,827              $ 1,493            $  (725)        $  9,195

Extraordinary item:
  Loss on early extinguishments of debt, net of income
   taxes of $404 and $479 respectively                               --                   --                682              772
                                                               --------              -------            -------         --------

Net income (loss)                                              $  5,827              $ 1,493            $(1,407)        $  8,423
                                                               ========              =======            =======         ========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEAR ENDED DECEMBER 31, 1999, THE
               PERIODS OF JULY 23, 1998 TO DECEMBER 31, 1998, AND
                        JANUARY 1, 1998 TO JULY 22, 1998
                      AND THE YEAR ENDED DECEMBER 31, 1997
                             (Dollars in thousands)

                                                                                                      Predecessor Company
                                                                                                  -----------------------------
                                                                                 July 23          January 1,
                                                          Year Ended             1998 to            1998 to        Year Ended
                                                         December 31,          December 31,        July 22,      December 31,
                                                             1999                  1998               1998            1997
                                                         -----------           -----------        ----------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                         $ 5,827            $   1,493            $(1,407)            $  8,423
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                             8,618                3,543              2,824                5,099
  Extraordinary item - write-off of capitalized
     financing costs and original issue discount               --                   --                843                  826
  Deferred income tax provision (benefit)                    (595)                (498)              (506)                 623
  Loss (gain) on disposal of fixed assets                     276                   20                 52                  159
  Gain on sale of investment                                   --                   --                 --                 (559)
  Allocated ESOP shares                                       592                  147                 --                   --
  Provision for losses on accounts receivable               2,512                  990                999                2,169
  Provision for obsolescence of inventories                    23                   86                (80)                  79
  Loss (gain) on pension expense                             (262)                (138)              (191)                (231)
  Changes in assets and liabilities (net of effect
    of acquired businesses):
     Accounts receivable                                   (5,858)                (720)            (2,587)              (4,557)
     Inventories                                             (310)                (663)            (1,239)                (426)
     Accounts payable                                         545               (1,066)             1,250                  442
     Accrued liabilities                                      735               (6,505)            11,199               (1,244)
     Payable to parent                                        603                   --                 --                   --
     Other current assets                                    (205)                  41                (90)                 (14)
     Income taxes payable                                     391                1,553             (2,458)               1,532
     Other non-current assets                                  43                  (91)              (273)                (642)
     Other non-current liabilities                           (144)                 130                226                   51
                                                          -------            ---------            -------             --------

  Net Cash (used in) provided by Operating Activities     $12,791            $  (1,678)           $ 8,562             $ 11,730

CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash used for acquisitions, (net of cash acquired)       $(5,343)           $      --            $    --             $     --
 Cash used for capital expenditures                        (2,664)                (978)            (3,468)              (3,475)
 Proceeds from sale of fixed assets                            62                   15                  4                  357
 Proceeds from sale of investment                              --                   --                 --                1,459
 Acquisition of Predecessor Company                            --             (120,784)                --                   --
                                                          -------            ---------            -------             --------

  Net Cash (used in) provided by Investing Activities     $(7,945)           $(121,747)           $(3,464)            $ (1,659)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net payments on new Revolving Credit Loan                $    --            $  (2,750)          $     --            $      --
 Net (payments) receipts on prior Revolving Credit Loan     3,000               (8,900)             4,400                4,500
 Payments of other long-term debt                          (6,593)             (19,871)            (8,319)             (15,931)
 Proceeds from other long-term debt                            --              139,250                 --                  944
 Payments of deferred financing costs                          --               (7,352)                --                   --
 Contribution from parent                                      --               26,500                 --                   --
 Other equity transactions                                    (53)                  (9)               (58)                  37
                                                          -------            ---------            -------             --------

  Net Cash (used in) provided by Financing Activities     $(3,646)           $ 126,868            $(3,977)            $(10,450)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       114                   44                (14)                 (27)
                                                          -------            ---------            -------             --------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                              $ 1,314            $   3,487            $ 1,107             $   (406)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                  5,904                2,417              1,310                1,716
                                                          -------            ---------            -------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 7,218            $   5,904            $ 2,417             $  1,310
                                                          =======            =========            =======             ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                       AXIA INCORPORATED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

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

INVENTORIES

Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market. Inventories have been reduced to reflect the Company's estimate of slow moving and obsolete inventory.

                       AXIA INCORPORATED AND SUBSIDIRIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES

Income tax provisions are made for the estimated amount of income taxes on reported earnings which are payable currently and in the future.

As required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", the deferred tax provision is determined using the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statements and the tax basis of assets and liabilities as determined using presently enacted tax laws and the appropriate tax rates.

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

Depreciation is provided over the following useful lives:

               Buildings and improvements..........  2-40 years
               Machinery and equipment.............  2-10 years
               Equipment leased to others..........  5-7 years

The original cost and related accumulated depreciation of assets sold or retired are removed from the applicable accounts, with any gain or loss resulting from the transaction included in income.

Plant, property and equipment assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of plant, property and equipment is not recoverable based upon estimated future cash flows, the carrying amount of such assets is reduced to estimated recoverable value.

DEFERRED CHARGES, INTANGIBLE ASSETS AND GOODWILL

Amortizable loan costs, organization costs, patents, customer lists, and other intangible assets and deferred charges are stated in the accompanying Consolidated Balance Sheets net of amortization and are amortized over their estimated useful lives, which range from 2 to 40 years.

Goodwill represents the excess purchase price paid over the estimated fair value of the net assets acquired in the July 22, 1998 merger discussed in Note 2 and the excess purchase price paid over the estimated fair value of the net assets of two acquisitions made during 1999. Goodwill is stated net of amortization and is being amortized on a straight-line basis over the estimated period of benefit of 16 to 40 years (see Note 6). Goodwill and other intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of goodwill and other intangible assets is not recoverable based upon estimated future cash flows, the carrying amount of such assets is reduced to estimated recoverable value.

REVENUE RECOGNITION

Revenue from product sales is recognized at shipment of products to the customer. Rental revenues are recorded over the rental term.

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Company adopted the new disclosure standards discussed below. Results of operations and financial position were unaffected by implementation of these new standards.

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from

                      AXIA INCORPORATED AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investments by owners and distributions to owners. Among other disclosures, the statement requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, management does not expect implementation of this standard to affect its financial position or results of operations.

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

The Merger Agreement contains indemnification provisions binding each of the parties to the Merger Agreement. Pursuant to such provisions, each of the parties has agreed to indemnify each other for breaches of representations, warranties and covenants. In addition, the selling stockholders, limited to the amount set forth below, agreed to indemnify the Company for certain working capital deficiencies, increases in tax liabilities, and for certain environmental and litigation matters. In connection with the indemnity provisions, $15,000,000 of the purchase price was placed into an escrow account, including $12,000,000 to cover specified indemnification claims and $3,000,000 to cover purchase price adjustments. As a result of contractual distributions and earnings on the escrowed funds, at December 31, 1999, approximately $9,500,000 remained in the escrow accounts. Subsequent to the transaction date, the selling stockholders received an additional $1,738,000 as a result of increased working capital on the Transaction Date.

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

NOTE 3  MERGER AND REFINANCING EFFECTS

Goodwill of the surviving company as of December 31, 1999, represents the excess purchase price paid over the estimated fair value of the net assets acquired, excluding Predecessor Company goodwill, in the July 22, 1998 merger and the excess purchased price paid

                      AXIA INCORPORATED AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

over the estimated fair value of the net assets of two acquisitions made during 1999. The merger was accounted for under the purchase method of accounting and resulted in goodwill of $108,837,000 recorded on the Transaction Date. The 1999 acquisitions were also accounted for as purchases and resulted in additional goodwill of $3,490,000. Goodwill is stated net of amortization and is being amortized on a straight-line basis over the estimated period of benefit of 16 to 40 years. (See Note 6.)

The Predecessor Company recorded expenses related to the transaction including compensation related expenses of $10,773,000 from the sale of stock or option payments, or both, and payments pursuant to various employee incentive programs as a result of the transaction which were paid by the former stockholders from purchase price proceeds on the Transaction Date. This amount is included as "Transaction expense" in the accompanying Consolidated Statements of Income.

Certain assets and liabilities were revalued upon the July 22, 1998 acquisition to reflect their then-current estimated fair values. The following table summarizes those revaluations including the goodwill recorded in the merger (in thousands).

                                                                                         July 22, 1998
                                                                                           Subsequent
                                                                                           to merger
                                                                                      --------------------
Total current assets                                                                            $  29,336
Net property plant and equipment                                                                   33,581
Total other assets                                                                                128,022
Total current liabilities                                                                         (16,061)
Long-term debt, less current maturities                                                          (133,698)
Other non-current liabilities                                                                     (14,680)
                                                                                                ---------
Net assets                                                                                      $  26,500
                                                                                                =========

Financing costs paid or accrued by the Company and associated with the debt issued in the refinancing totaled $7,352,000 and are included above in other assets. Such costs were deferred and will be amortized over the term of the issued debt.

The following table illustrates the unaudited pro forma results of operations of the Company for the year ended December 31, 1998 as if the merger and refinancing occurred on January 1, 1998 (in thousands):

                                                                                        December 31, 1998
                                                                                            Pro Forma
                                                                                   ------------------------
Net revenues                                                                                       $117,115
Income from operations                                                                               20,726
Income before income taxes                                                                            6,286
Net income                                                                                            3,301

The preceding pro forma balances include the effect of an increase in goodwill amortization, adjustments to depreciation expense as a result of the revaluation of fixed assets, an increase in interest expense as a result of the new debt structure, a reduction in the annual management fee, the addition of an ESOP plan, the elimination of transaction related expenses and debt extinguishment costs, and the income tax effect of these adjustments. The results are not necessarily indicative of the results which would actually have occurred if the merger and refinancing had taken place on January 1, 1998.

NOTE 4  ACCOUNTS RECEIVABLE

Trade accounts receivable are stated net of allowance for doubtful accounts. Transactions affecting the allowance for doubtful accounts are shown in the following table (in thousands):

                                                                                            Predecessor Company
                                                                                     -----------------------------------
                                           December 31, 1999    December 31, 1998    July 22, 1998    December 31, 1997
                                           ------------------   ------------------   --------------   ------------------
Balance, beginning of period                        $  874           $  --               $1,846              $ 1,491
Additions, charged to income                         2,512             990                  999                2,169
Deductions, write-off of uncollectible
   accounts, net of recoveries                        (984)           (116)                (647)              (1,814)
                                                    ------          ------               ------              -------

Balance, end of period                              $2,402          $  874               $2,198              $ 1,846
                                                    ======          ======               ======              =======

                      AXIA INCORPORATED AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 5  INVENTORIES

Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market. The cost elements included in inventories are material, labor and factory overhead.

Inventories, net of reserves of $386,000 and $531,000 as of December 31, 1999 and 1998, respectively, consist of (in thousands):

                                                                   December 31, 1999           December 31, 1998
                                                                ------------------------   --------------------------
Raw materials                                                                    $ 4,651                      $ 4,752
Work in process                                                                    1,073                        1,176
Finished goods                                                                     6,069                        5,164
                                                                                 -------                      -------
Total Inventories                                                                $11,793                      $11,092
                                                                                 =======                      =======

NOTE 6  GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGES

Goodwill, intangible assets and deferred charges consist of the following (in thousands):

                                                                    December 31, 1999             December 31, 1998
                                                                --------------------------   ---------------------------
Goodwill                                                                         $112,296                      $108,837
Less amortization                                                                  (3,977)                       (1,204)
                                                                                 --------                      --------
   Goodwill, net                                                                 $108,319                      $107,633
                                                                                 ========                      ========

Patents                                                                          $    404                      $    187
Computer software                                                                     800                           646
Other intangibles                                                                      50                            18
                                                                                 --------                      --------
   Subtotal                                                                         1,254                           851
Less amortization                                                                    (132)                          (44)
                                                                                 --------                      --------
   Intangible assets, net                                                        $  1,122                      $    807
                                                                                 ========                      ========

Prepaid pension costs                                                            $  7,749                      $  7,400
Life insurance deposits                                                             3,263                         3,638
Deferred financing costs                                                            7,352                         7,352
Other deferred charges                                                                151                           152
                                                                                 --------                      --------
   Subtotal                                                                        18,515                        18,542
Less amortization                                                                  (1,488)                         (445)
                                                                                 --------                      --------
   Deferred charges, net                                                         $ 17,027                      $ 18,097
                                                                                 ========                      ========

Total amortization expense related to the above assets was $3,939,000 for the year ended December 31, 1999, $1,693,000 for the period ended December 31, 1998, $664,000 for the period ended July 22, 1998, and $1,236,000 for the year ended December 31, 1997.

NOTE 7  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                                             December 31, 1999        December 31, 1998
                                                                           ----------------------   ----------------------
Salaries, wages, vacations and payroll taxes                                              $ 2,764                  $ 2,660
Insurance                                                                                     812                    1,057
Interest                                                                                    4,998                    4,785
Other current liabilities                                                                   3,952                    3,366
                                                                                          -------                  -------
    Total accrued liabilities                                                             $12,526                  $11,868
                                                                                          =======                  =======

                      AXIA INCORPORATED AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 LONG-TERM DEBT

Long-term debt, inclusive of capitalized lease obligations which are not material, is as follows (in thousands):

                                                                             December 31, 1999        December 31, 1998
                                                                           ----------------------   ----------------------
10.75% Senior Subordinated Notes                                                         $100,000                 $100,000
Term Loan                                                                                  28,040                   34,167
ESOP Loan                                                                                     862                    1,313
Acquisition Facility                                                                        3,000                       --
Other                                                                                         180                      195
                                                                                         --------                 --------
   Total Debt                                                                            $132,082                 $135,675
Less: Current Maturities                                                                    5,464                    4,655
                                                                                         --------                 --------

   Total Long-Term Debt                                                                  $126,618                 $131,020
                                                                                         ========                 ========

The carrying amount of the Term Loan and ESOP Loan approximates their fair value as the interest rates are variable. The fair value of the 10.75% Senior Subordinated Notes at December 31, 1999 was $91,750,000 as determined by market quotations.

SCHEDULED PRINCIPAL PAYMENTS

Scheduled principal payments of long-term debt outstanding at December 31, 1999, including capitalized lease obligations, are (in thousands):

                                                                                        Senior
                                                                       Acquisition   Subordinated
                                               Term Loan   ESOP Loan    Facility        Notes       Other
                                               ---------   ---------   -----------   ------------   -----
2000                                             $ 5,021        $359        $   --       $     --    $ 84
2001                                               5,476         335           375             --      71
2002                                               6,369         168           900             --      21
2003                                               7,263          --         1,125             --       4
2004                                               3,911          --           600             --      --
Subsequent years                                      --          --            --        100,000      --
                                                 -------        ----        ------       --------    ----
Total                                            $28,040        $862        $3,000       $100,000    $180
                                                 =======        ====        ======       ========    ====

The scheduled maturities above include the impact of an estimated prepayment in 2000 related to an excess cash flow payment required under the Bank Credit Agreement.

The Company made the following interest payments for the year ended December 31, 1999, the periods ended December 31, 1998, and July 22, 1998, and the year ended December 31, 1997 (in thousands):

                                                                                 Predecessor Company
                                                                            ------------------------------
                                              December 31,   December 31,   July 22,      December 31,
                                                  1999           1998         1998            1997
                                              ------------   ------------   --------   -------------------
Interest payments                                  $13,221         $1,281     $1,871                $3,551


BANK CREDIT AGREEMENT

On the Transaction Date, the Company and its domestic subsidiaries entered into a credit agreement (the "Bank Credit Agreement") which included a term loan ("Term Loan") with an original principal amount of $35,000,000, a $1,500,000 term loan for an ESOP (the "ESOP Loan"), an aggregate $25,000,000 in principal amount available for acquisitions (the "Acquisition Facility"), and a non-amortizing revolving credit loan ("Revolving Credit Facility") of up to $15,000,000, including up to $2,000,000 of letters of credit. The Company, at closing, borrowed $35,000,000 on the Term Loan, $1,500,000 of the ESOP Loan and $2,750,000 against the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are subject to a borrowing base as determined per the agreement and the satisfaction of certain conditions. At December 31, 1999, there were no borrowings under the Revolving Credit Facility and the borrowing base was $14,815,000.

                      AXIA INCORPORATED AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS (CONTINUED)

The Revolving Credit Facility, Acquisition Facility, Term Loan and ESOP Term Loan (collectively, the "Loans") bear interest at an alternate base rate, as defined in the agreement, based in part on a prime rate, or at a LIBOR rate, in each case plus an applicable margin, which is initially 2.25% for LIBOR rate advances and 1.00% for alternate base rate advances. The applicable margin may be adjusted based on the ratio of total debt to EBITDA, as defined, and will range from 0% to 1.00% for alternate base rate advances and 1.00% to 2.25% for LIBOR rate advances. The weighted average interest rate at December 31, 1999 was 8.00%.

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

Borrowings under the Acquisition Facility (which are available until September
2001) are subject to certain conditions precedent, including delivering certain information to the Lenders about the proposed acquisition, the delivery of guarantees and security documents as to the proposed acquisition and the conformance of the acquisition to certain criteria. The Company had borrowings of $3,000,000 outstanding under the Acquisition Facility at December 31, 1999.

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

Under the Bank Credit Agreement, the Company is required to satisfy certain financial covenants, including (i) a fixed charge

                      AXIA INCORPORATED AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

coverage ratio; (ii) a minimum net worth test; (iii) a ratio of total debt to EBITDA and (iv) a minimum interest coverage ratio, all as defined in the agreement. The Company was in compliance with its loan covenants at December 31, 1999.

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

NOTE 9  CAPITAL STOCK

At December 31, 1999, the Company had 100 shares of common stock, par value $.01 per share, authorized, issued and outstanding, all of which are owned by Holdings which is 100% owned by Group.

NOTE 10 INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities presented in the financial statements and the amounts used for income tax purposes. Deferred tax assets and liabilities were composed of the following (in thousands):

DEFERRED INCOME TAX ASSETS                                          December 31, 1999          December 31, 1998
                                                                -------------------------   ------------------------
Current Assets
--------------
Bad Debt reserves                                                                $   912                    $   893
Inventory valuation                                                                  617                        778
Compensation and Benefits                                                            509                        285
Insurance accruals                                                                   328                        312
Professional services                                                                262                        344
Rental tool repair                                                                   203                        203
Environmental costs                                                                  199                        199
Other, net                                                                           459                        425
                                                                                 -------                    -------
Total deferred tax asset                                                         $ 3,489                    $ 3,439
                                                                                 =======                    =======

DEFERRED INCOME TAX ASSETS (LIABILITIES)                           December 31, 1999           December 31, 1998
                                                                ------------------------    -----------------------
Noncurrent Assets (Liabilities)
-------------------------------
Depreciation & amortization                                                      $(6,316)                   $(6,888)
Pension plans                                                                     (2,738)                    (2,630)
Insurance accruals                                                                   383                        383
Post-retirement benefits (except pensions)                                         1,957                      1,789
Environmental costs                                                                  191                        191
Other net                                                                            318                        405
                                                                                 -------                    -------
Total deferred tax (liability), net                                              $(6,205)                   $(6,750)
                                                                                 =======                    =======

The components of the income tax provision, excluding the amount attributable to the extraordinary item, are as follows (in thousands):

                                                                                            Predecessor Company
                                                                                          ------------------------
                                                          December 31,    December 31,    July 22,    December 31,
                                                              1999            1998          1998          1997
                                                          -------------   -------------   ---------   ------------
U.S. and state taxes payable                                    $5,209          $1,940       $ 187          $5,013
Foreign taxes payable                                              533             237         200             776
                                                                ------          ------       -----          ------
   Taxes currently payable                                      $5,742          $2,177       $ 387          $5,789
Deferred taxes, net                                               (595)           (498)       (506)            623
                                                                ------          ------       -----          ------
   Total provision                                              $5,147          $1,679       $(119)         $6,412
                                                                ======          ======       =====          ======

                      AXIA INCORPORATED AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income (loss) before income taxes and extraordinary items of the Company's domestic and foreign operations are as follows (in thousands):

                                                                                         Predecessor Company
                                                                                         -------------------
                                                          December 31,   December 31,   July 22,    December 31,
                                                              1999           1998         1998          1997
                                                          ------------   ------------   ---------   ------------
Domestic                                                       $ 9,661         $2,600    $(1,266)        $14,285
Foreign                                                          1,313            572        422           1,322
                                                               -------         ------    -------         -------
   Total                                                       $10,974         $3,172    $  (844)        $15,607
                                                               =======         ======    =======         =======

A reconciliation between the statutory and the effective income tax rates, excluding the amount attributable to the extraordinary item, is as follows:


                                                                                           Predecessor Company
                                                                                           -------------------
                                                         December 31,    December 31,     July 22,    December 31,
                                                             1999            1998           1998          1997
                                                         -------------   -------------   ----------   -------------
Statutory income tax rate                                        34.3%           34.0%      (34.0%)           34.0%
Non-deductible expenses including amortization                    8.3%           14.4%       26.3%             3.5%
State income taxes, net of federal income tax benefit             4.3%            3.4%        (.5%)            2.5%
Other, net                                                         --             1.1%       (5.8%)            1.1%
                                                                 ----            ----       -----             ----
Effective income tax rate                                        46.9%           52.9%      (14.0%)           41.1%
                                                                 ====            ====       =====             ====


The Company made the following income tax payments, net of refunds, during the year ended December 31, 1999, the periods ended December 31, 1998, and July 22, 1998, and the year ended December 31, 1997 (in thousands):


                                                                                         Predecessor Company
                                                                                         -------------------
                                                         December 31,   December 31,   July 22,   December 31,
                                                             1999           1998         1998         1997
                                                         ------------   ------------   --------   ------------
Income Taxes paid                                              $5,189          $ 453     $2,313         $3,795

The Company does not record deferred income taxes applicable to undistributed earnings of foreign subsidiaries. The Company considers these earnings to be invested for an indefinite period. If such earnings were distributed, the U.S. income taxes payable would not be material as the resulting liability would be substantially offset by foreign tax credits.

                      AXIA INCORPORATED AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                                                               December 31, 1999         December 31, 1998
                                                                            -----------------------   -----------------------
Benefit obligation at beginning of year                                                    $31,490                   $29,179
Service Cost                                                                                 1,358                     1,258
Interest cost                                                                                2,044                     1,991
Actuarial loss                                                                                (242)                    1,266
Benefit payments                                                                            (2,239)                   (2,204)
                                                                                           -------                   -------
Benefit obligation at end of year                                                          $32,411                   $31,490
                                                                                           =======                   =======

Fair value of plan assets at beginning of year                                              38,020                    36,996
Actual return on plan assets                                                                 4,759                     3,228
Benefit payments                                                                            (2,239)                   (2,204)
                                                                                           -------                   -------
Fair value of plan assets at end of year                                                   $40,540                   $38,020
                                                                                           =======                   =======

Plan assets at fair value less benefit obligation                                           (8,129)                   (6,530)
Unrecognized prior service cost                                                                (47)                       --
Unrecognized gain (loss)                                                                       999                      (346)
                                                                                           -------                   -------
Net amount recognized                                                                      $(7,177)                  $(6,876)
                                                                                           =======                   =======

Amounts recognized in the Consolidated Balance Sheet:
    Prepaid benefit cost                                                                   $ 7,749                   $ 7,400
    Accrued benefit liability                                                                 (572)                     (525)
    Accumulated other comprehensive income                                                      --                         1
                                                                                           -------                   -------
        Net asset amount recognized                                                        $ 7,177                   $ 6,876
                                                                                           =======                   =======



The components of net periodic pension credit are as follows (in thousands):

                                                                                           Predecessor Company
                                                                                         ------------------------
                                                         December 31,    December 31,    July 22,    December 31,
                                                             1999            1998          1998          1997
                                                         -------------   -------------   ---------   -------------
Service cost                                                  $ 1,358         $   524     $   734         $ 1,127
Interest cost                                                   2,044             829       1,162           1,726
Expected return on plan assets                                 (3,669)         (1,491)     (2,089)         (3,095)
Prior service cost                                                  5              --           2               4
Actuarial gain                                                     --              --          --               7
                                                              -------         -------     -------         -------
   Total                                                      $  (262)        $  (138)    $  (191)        $  (231)
                                                              =======         =======     =======         =======

Assumptions used to develop periodic expense and the actuarial present value of the benefit obligations were:

                                                                                                    Predecessor Company
                                                                                                 -------------------------
                                                                 December 31,    December 31,    July 22,    December 31,
                                                                     1999            1998          1998          1997
                                                                 -------------   -------------   ---------   -------------
Weighted average discount rate                                           6.75%           6.75%       7.00%           7.00%
Expected long term rate of return on plan assets                        10.00%          10.00%      10.00%          10.00%
Rate of increase in compensation levels                                  4.50%           4.50%       4.50%           4.50%

                      AXIA INCORPORATED AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company also has contracts with certain former officers of the Company which provide for benefits in excess of the accrual benefit from its defined benefit pension plan. The supplemental retirement plan is not funded. The Company has liabilities under the Plan of $437,000 in its Consolidated Balance Sheets at December 31, 1999 and recorded expenses of $30,000, $29,000 and $32,000 for the year ended December 31, 1999 and for the periods ended December 31, 1998 and July 22, 1998, respectively. For the year ended December 31, 1997, the Company recorded expenses of $50,000 for these benefits.

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

In connection with the Transaction, the Company established an Employee Stock Ownership Plan (the "ESOP") covering substantially all full time employees, including executive officers, of the Company, who satisfy the requirements described below. As of December 31, 1998, the 401(k) Plan was merged into the ESOP, and an employee satisfying the eligibility requirements under the 401(k) Plan is able to make Deferral Contributions to the Employee Stock Ownership and 401(k) Plan as was allowed under the 401(k) Plan. The ESOP borrowed $1.5 million from Finance Co. (the "Company ESOP Loan") to purchase 15,000 shares of Common Stock at the Closing. Finance Co. funded the Company ESOP Loan from the ESOP Term Loan. The 15,000 shares of Common Stock purchased by the ESOP are pledged (the "ESOP Pledge") as security for the Company ESOP Loan, and such shares will be released and allocated to ESOP participants' accounts as the Company ESOP Loan is discharged. The Company makes ESOP contributions in amounts sufficient to enable the ESOP to discharge its indebtedness under the Company ESOP Loan. A percentage of the shares released under the ESOP Pledge will be allocated to each participant based on a percentage of such participant's Deferral Contributions ("Matching Contributions"), and (ii) the remaining percentage of such shares released are allocated to each participant based on such participant's compensation relative to total compensation for all ESOP participants ("Discretionary Contributions"). Until the Company ESOP Loan is paid in full, ESOP Contributions will be used to pay the outstanding principal and interest on the Company ESOP Loan. Participation begins the earlier to occur of (i) for all employees hired prior to July 21, 1998 and are age 21, the later of (x) July 22, 1998 or (y) their date of hire or (ii) the date an employee satisfies the eligibility requirements to make Deferral Contributions.

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

1998 STOCK AWARDS PLAN

In connection with the closing of the Transactions, the Board of Directors and the Company's stockholders approved the Company's 1998 Stock Awards Plan (the "1998 Stock Awards Plan"). The 1998 Stock Awards Plan provides for the granting of options (either incentive stock options within the meaning of Code Section 422(b), or options that do not constitute incentive stock options ("non-qualified stock options")), restricted stock awards, stock appreciation rights, performance awards and phantom stock awards, or any combination thereof. The number of shares of Common Stock that may be subject to outstanding awards is 31,111 shares of Common Stock. Shares of Common Stock which are attributable to awards which have expired, terminated, or been canceled or forfeited are available for issuance or use in connection with future awards.

                      AXIA INCORPORATED AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The 1998 Stock Awards Plan is administered by the Compensation Committee of
AXIA Group. The Compensation Committee has the power to determine which employees, consultants and other service providers will receive an award, the time or times when such award will be made, the type of the award and the number of shares of Common Stock to be issued under the award or the value of the award. Only persons who at the time of the award are employees of or service providers to AXIA Group or of any subsidiary of AXIA Group will be eligible to receive awards under the 1998 Stock Awards Plan. A director of AXIA Group is not eligible to receive an award under the 1998 Stock Awards Plan unless such director is an employee of AXIA Group or any of its subsidiaries. At December 31, 1999, there were 24,230 options totaling $2.4 million in exercise price outstanding.

NONQUALIFIED STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

The AXIA Group, Inc. Nonqualified Stock Option Plan for Non-Employee Directors grants each non-employee director of the Company the option to purchase 150 shares of AXIA Group common stock. Currently, options of 450 shares are outstanding. Under the plan, 1,500 shares of common stock are reserved for issuances pursuant to the exercise of options granted under the plan.


POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors three defined benefit post-retirement plans exclusive of pension plans. From 1980 to 1986 the Company entered into employment agreements with then key executive employees which provide for death benefits to the executive's estate upon the executive's death. A second plan provides prescription drug benefits to nonsalaried employees at one of its plants, and the third provides post-retirement life insurance benefits to selected salaried and nonsalaried employees. All plans are noncontributory and unfunded. The following table sets forth the plans' combined status reconciled with the amount shown in the Company's Consolidated Balance Sheets as of December 31, 1999 and 1998 (in thousands):


                                                                    December 31, 1999             December 31, 1998
                                                                --------------------------   ---------------------------
Benefit obligation at beginning of year                                           $ 4,751                       $ 4,103
Service cost                                                                           21                            46
Interest cost                                                                         155                           261
Actuarial loss                                                                        616                           419
Benefits paid                                                                         (82)                          (78)
                                                                                  -------                       -------
Benefit obligation at end of year                                                 $ 5,461                       $ 4,751
Fair Value of plan assets at end of year                                               --                            --
                                                                                  -------                       -------
Funded status                                                                     $(5,461)                      $(4,751)

Net amount recognized                                                             $(5,461)                      $(4,751)
                                                                                  =======                       =======


Components of post-retirement benefits (other than pension) expense (in thousands):

                                                                                          Predecessor Company
                                                                                        -----------------------
                                                          December 31,   December 31,   July 22,   December 31,
                                                              1999           1998         1998         1997
                                                          ------------   ------------   --------   ------------
Service cost                                                     $  21          $  18      $  28          $  85
Interest cost                                                      155            161        100            224
                                                                 -----          -----      -----          -----
Net periodic benefit cost                                        $ 176          $ 179      $ 128          $ 309
                                                                 =====          =====      =====          =====

From 1980 to 1986 the Company entered into Salary Continuation Agreements with then key executive employees which provide a death benefit, contingent upon employment or service as a consultant with the Company until retirement or death. Pursuant to the agreement with each such executive, upon the executive's death, the Company will pay to the respective designated beneficiary, annually for a period of ten years, an amount equal to 40% of the executives salary at the date of retirement. The total post-retirement benefit obligation of this benefit program included in the table above is $4,831,000 and $4,136,000 at December 31, 1999 and 1998, respectively. The Company has purchased life insurance policies on the lives of the former executives, naming the Company as the sole beneficiary. The amount of such coverage is designed to provide to the Company a source of funds to satisfy its obligations under the program. All plan participants have retired from the Company.

The Company, in accordance with a union contract, provides prescription drug benefits at one of its plants. For measurement

                      AXIA INCORPORATED AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

purposes, a 6.75% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed for 1999 and 1998 . The prescription drug cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1999 by approximately $36,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year then ended by approximately $2,000. The discount rate used in determining the accumulated post-retirement benefit obligation was 6.75% in 1999 and 1998.


NOTE 12  LEASES

Minimum rental commitments of the Company under noncancellable operating leases (primarily real estate) with initial terms of one year or more are as follows (in thousands):

                                                                                                          Year Ending
                                                                                                          December 31
                                                                                                    -----------------------
2000.............................................................................................                    $1,881
2001.............................................................................................                     1,318
2002.............................................................................................                     1,011
2003.............................................................................................                       723
2004.............................................................................................                       616
Subsequent years.................................................................................                     1,658
                                                                                                                     ------
  Total..........................................................................................                    $7,207
                                                                                                                     ======


The Company incurred the following expense for operating leases for the year ended December 31, 1999, the periods ended December 31, 1998, and July 22, 1998, and for the year ended December 31, 1997 (in thousands):

                                                                                          Predecessor Company
                                                                                        -----------------------
                                                          December 31,   December 31,   July 22,   December 31,
                                                              1999           1998         1998         1997
                                                          ------------   ------------   --------   ------------
Lease expenses                                                  $2,461         $1,136     $1,307         $2,369


NOTE 13  BUSINESS SEGMENTS

The Company is a designer, manufacturer, distributor and marketer of a diverse range of products in several niche markets including productivity enhancing construction tools, formed wire products and industrial bag closing equipment and systems, and conveyor handling systems. In 1998, the Company adopted SFAS No. 131. The aggregation methodology under SFAS No. 131 does differ materially from the prior disclosures under SFAS No. 14.

Nestaway ("Nestaway") is a manufacturer of formed wire products which are used for a variety of commercial and consumer product applications. Nestaway manufactures coated wire dishwasher racks and components which are sold to dishwasher appliance manufacturers. Nestaway also manufactures other close tolerance, formed, welded and coated formed wire products such as dish drainers, sink protectors, shower caddies, dryer racks, golf cart baskets, bucket bails, medical baskets and small gauge axles.

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

One of Nestaway's dish rack customers accounted for 17%, 19% and 20% of the Company's revenues for 1999, 1998 and 1997,

                      AXIA INCORPORATED AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


respectively. Another customer of Nestaway who purchases various consumer and other formed wire products accounted for 10%, 11% and 10% of the Company's revenues for 1999, 1998 and 1997, respectively.

Nestaway competes directly with the dishwasher manufacturer's in-house manufacturing capability. Frigidaire, General Electric and Whirlpool, major dishwasher manufacturers, have dish rack manufacturing capability. As a result of dish rack sourcing decisions made by its customers, in 1996 Nestaway shut down a leased production facility in Canal Winchester, Ohio, and temporarily idled a second plant in Clinton, North Carolina. The Clinton facility resumed operations in 1997 when the Company was awarded a contract for dish racks by a new customer. Nestaway's Beaver Dam, Kentucky plant, shut down in 1994 due to a customer's decision to utilize an alternative source of supply and was reopened in 1996 to produce dish rack components, lower volume dish racks, and other formed and coated wire products. During 1997, Nestaway charged $624,000 of the costs incurred against a facility realignment reserve established in prior periods. The reserve was fully utilized as of December 31, 1997.

                      AXIA INCORPORATED AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


A summary of segment data for the year ended December 31, 1999, the periods ended December 31, 1998, and July 22, 1998, and the year ended December 31, 1997, is as follows (in thousands):

                                                       Nestaway   Fischbein    Ames     Corporate    Consolidated
                                                       --------   ---------   -------   ----------   ------------
Year ended December 31, 1999:

 Net revenues                                           $43,600     $30,644   $57,650   $      --        $131,894
 Income (loss) from operations                            8,785       4,193    15,973      (3,511)         25,440
 Total assets                                            58,085      36,189    80,364      24,170         198,808
 Depreciation and amortization                            2,630       1,085     3,829       1,074           8,618
 Capital expenditures                                       499         268     1,787         110           2,664

Period July 23 to December 31, 1998:

 Net revenues                                           $19,496     $12,777   $22,275   $      --        $ 54,548
 Income (loss) from operations                            3,773       1,880     5,635      (1,530)          9,758
 Total assets                                            59,672      33,108    77,952      24,225         194,957
 Depreciation and amortization                            1,073         476     1,532         462           3,543
 Capital expenditures                                        39         284       652           3             978

PREDECESSOR COMPANY

Period January 1 to July 22, 1998:
(prior to acquisition)
 Net revenues                                           $21,945     $14,758   $25,864   $      --        $ 62,567
 Income (loss) from operations                            4,876       1,991     7,152     (13,105)            914
 Total assets                                            40,279      19,042    30,843      11,772         101,936
 Depreciation and amortization                            1,181         374     1,083         186           2,824
 Capital expenditures                                     1,644          88     1,735           1           3,468

Year ended December 31, 1997:

 Net revenues                                           $35,268     $27,104   $42,428   $      --        $104,800
 Income (loss) from operations                            6,575       3,838    11,693      (2,752)         19,354
 Total assets                                            38,873      18,141    27,969      11,790          96,773
 Depreciation and amortization                            2,077         746     1,860         416           5,099
 Capital expenditures                                     1,340         319     1,813           3           3,475

The period ended July 22, 1998 includes $11,280,000 in nonrecurring transaction related expenses at Corporate. This includes $10,773,000 in compensation related expenses from the sale of stock or options, or both, and payments pursuant to various employee incentive programs which were paid by the former stockholders from purchase price proceeds at the Transaction Date.

The Company conducts the majority of its business within the United States. Fischbein has operations in various other countries, primarily in Europe and Singapore. Ames also conducts business in Canada. Activity in any single country or area outside of the United States is not material. Foreign revenues which represent approximately 13% of the Company's 1999 net revenues are derived from approximately 75 foreign countries, none of which was in excess of 4% of the Company's 1999 net revenues.

                      AXIA INCORPORATED AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


A summary of geographical data for the year ended December 31, 1999, the periods ended December 31, 1998 and July 22, 1998, and the year ended December 31, 1997, is as follows (in thousands):

                                                                                          Predecessor Company
                                                                                        -----------------------
                                                          December 31,   December 31,   July 22,   December 31,
                                                              1999           1998         1998         1997
                                                          ------------   ------------   --------   ------------
Net revenue:
United States                                                 $115,276        $48,361    $54,317       $ 89,132
Foreign                                                         16,618          6,187      8,250         15,668
                                                              --------        -------    -------       --------
  Total                                                       $131,894        $54,548    $62,567       $104,800
                                                              ========        =======    =======       ========


                                                             December 31,         December 31,
                                                                 1999                 1998
                                                          ------------------   -------------------
Net Plant, Property and Equipment:
United States                                                        $30,248               $32,450
Foreign                                                                  872                   239
                                                                     -------               -------
  Total                                                              $31,120               $32,689
                                                                     =======               =======


NOTE 14  CONTINGENCIES

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

On February 25, 1991, the New York State Department of Environmental Conservation ("NYSDEC") sent a notice letter to the Company alleging that it had documented the release and/or threatened release of "hazardous substances" and/or the presence of "hazardous wastes" at a property located in Buffalo, New York, formerly owned by Bliss and Laughlin Steel Company, a predecessor of the Company. NYSDEC determined that the Company, among others, may be a responsible party through its past ownership of the property. The site is currently listed on the New York State Registry of Inactive Hazardous Waste Disposal Sites. Environmental consultants engaged by the Company established a range of estimated remediation costs of approximately $1.0 million to $3.0 million, plus or minus 30% of those costs. From 1992 to 1994, the Company established an accrual of $3.9 million for the remediation and associated costs.

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

Of the consideration paid pursuant to the Merger Agreement, $5,000,000 was set aside in a special escrow account to cover environmental costs which may be incurred by the Company in connection with cleanup of the site and any damages or other required environmental expenditures relating to the site. The balance in the account, after payment of such costs, will be released to the former stockholders upon the first to occur of the approval by NYSDEC of the proposed remediation action or the confirmation by NYSDEC that remediation at the site has been completed in accordance with its then applicable decision in the matter (the "Early Release Date"). If, however, the Early Release Date occurs before the additional $120,000 is paid under the above-described agreement, the special escrow account will continue as to that $120,000 until it is paid or it has become clear that no claim will be made for such

                      AXIA INCORPORATED AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


funds. In addition, if certain additional specified cleanup activities are not completed by the Early Release Date, an additional $80,000 will be withheld in the special escrow account until such cleanup is completed. If all of the funds in the special escrow account have not been released by the third anniversary of the Closing Date, the funds remaining in the special escrow account will be disbursed to the Company to cover the remaining estimated costs, with the balance to be distributed to the former stockholders of the Company, in accordance with an agreement to be reached by the Stockholder Representative and the Company, or upon failure of such parties to agree, through an arbitration procedure. Since the escrow account is under the control of the representative of the former stockholders and the escrow has sufficient funds to cover the estimated costs to remediate the site, the Company has neither an asset nor a liability on its Consolidated Balance Sheets related to this matter. The settlement of this issue is dependant upon agreements by and between parties unrelated to the Company and therefore the date upon which this matter will be resolved cannot be estimated.

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

The Buffalo, New York property formerly owned by the Company referred to above was at one time used to mill uranium rods for the Atomic Energy Commission. The U.S. Department of Energy has since identified residual radioactivity in a building at the site. In 1996, the government estimated the costs of addressing the residual radioactivity at $965,000. Given the available data, the Company and its environmental consultants believe that a more likely total cost is less than $100,000. To date, no cleanup costs have been assessed against the Company. The Company has provided an accrual of $100,000 for this matter.

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

Sterling entered into an agreement with AXIA Group and the Company pursuant to which Sterling is to provide consulting and advisory services concerning employee benefit and compensation arrangements and other matters. The agreement also provides that AXIA Group and the Company, jointly and severally, will indemnify Sterling against liabilities related to its services. At the Closing, the Company paid Sterling a one-time transaction fee of $2,500,000 for these services and reimbursed Sterling for its expenses of $109,000. In addition, through 2008, AXIA Group will pay Sterling an annual management fee of $100,000 in cash and annually grant Sterling AXIA Group Common Stock having a value of $100,000 calculated based upon the latest ESOP valuation price. In addition, each of AXIA Group and the Company has agreed that if any one or more of them or any of their subsidiaries determines within ten years of the date of the closing of the Acquisition to dispose of or acquire any assets or business having a value of $1,000,000 or more (a "Future Corporate Transaction") or to offer its securities for sale publicly or privately to raise any debt or equity financing (a "Future Securities Transaction"), either AXIA Group or the relevant subsidiary will retain Sterling as a consultant with respect to the transaction, provided a principal, officer or director of Sterling or any of their respective affiliates or family members owns any equity securities of AXIA Group or any of its successors. For any Future Corporate Transactions, Sterling is entitled to receive a fee in the amount of 1% of the aggregate consideration paid or received plus the aggregate amount of any liabilities assumed in connection with an acquisition or disposition and any expenses or fees incurred by Sterling in connection therewith. In addition to the annual management fee discussed above, Sterling received fees of $51,958 and was reimbursed $32,279 in expenses in connection with the acquisitions of Concorde Tool Corporation and Thames Packaging Equipment Company, Ltd. and other matters in 1999. For any Future Securities Transactions, Sterling is entitled to receive a fee in the amount of 0.5% of the aggregate gross selling price of such securities and, regardless of whether such Future Securities Transaction is consummated, Sterling is entitled to receive reimbursements of any expenses or fees incurred by Sterling in connection therewith. The agreement is automatically renewable for successive one-year

                      AXIA INCORPORATED AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


periods, subject to notice of termination by either Sterling or AXIA Group. From its transaction fee received at Closing, Sterling paid Mr. Rosenthal a fee of $250,000 for consulting services rendered in connection with the Transaction. Mr. Rosenthal became Chairman and President subsequent to the Transaction.

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

                       AXIA INCORPORATED AND SUBSIDIARIES
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                            AS OF DECEMBER 31, 1999
                             (Dollars in thousands)


                                                      Parent and       Guarantor     Non-Guarantor                    Consolidated
                                                    its Divisions    Subsidiaries    Subsidiaries    Eliminations        Totals
                                                    -------------    ------------    ------------    ------------     ------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                            $  6,249         $   427          $  542        $     --        $  7,218
 Accounts receivable, net                                7,685           7,123           3,676            (884)         17,600
 Inventories, net                                        6,677           2,461           3,144            (489)         11,793
 Prepaid income taxes and other current assets             938             138              24              --           1,100
 Deferred income tax benefits                            3,489              --              --              --           3,489
                                                      --------         -------          ------        --------        --------
    Total Current Assets                              $ 25,038         $10,149          $7,386        $ (1,373)       $ 41,200
                                                      --------         -------          ------        --------        --------

PLANT AND EQUIPMENT, AT COST:
 Land                                                 $    984         $    --          $   --        $     --        $    984
 Buildings and improvements                              4,223             136             948              --           5,307
 Machinery and equipment                                18,762             597             544              --          19,903
 Equipment leased to others                             10,883              --               8              --          10,891
                                                      --------         -------          ------        --------        --------
                                                      $ 34,852         $   733          $1,500              --        $ 37,085
 Less: Accumulated Depreciation                          5,051             286             628              --           5,965
                                                      --------         -------          ------        --------        --------
    Net Plant and Equipment                           $ 29,801         $   447          $  872              --        $ 31,120
                                                      --------         -------          ------        --------        --------

OTHER ASSETS:
 Goodwill, net                                        $ 90,362         $16,652          $1,305              --        $108,319
 Intangible assets, net                                  1,115               7              --              --           1,122
 Deferred assets, net                                   16,037             989               1              --          17,027
 Investment in wholly-owned subsidiaries                21,913              --              --         (21,913)             --
 Interco Payable / Receivable                               --              --              --              --              --
 Other Assets                                               20              --              --              --              20
                                                      --------         -------          ------        --------        --------
    Total Other Assets                                $129,447         $17,648          $1,306        $(21,913)       $126,488
                                                      --------         -------          ------        --------        --------

TOTAL ASSETS                                          $184,286         $28,244          $9,564        $(23,286)       $198,808
                                                      ========         =======          ======        ========        ========


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt                 $  5,423         $    41          $   --        $     --        $  5,464
 Accounts payable                                        3,094             863           1,938            (884)          5,011
 Payable to parent                                         603              --              --              --             603
 Accrued liabilities                                    10,972             893             661              --          12,526
 Accrued income taxes                                       --              --             151              --             151
 Advance accounts                                      (11,477)         10,349           1,128              --              --
                                                      --------         -------          ------        --------        --------
    Total Current Liabilities                         $  8,615         $12,146          $3,878        $   (884)       $ 23,755
                                                      --------         -------          ------        --------        --------

NON-CURRENT LIABILITIES
 Long-term debt, less current maturities              $126,560         $    58          $   --        $     --        $126,618
 Other non-current liabilities                           7,913              --              --              --           7,913
 Deferred income taxes                                   6,205              --              --              --           6,205
                                                      --------         -------          ------        --------        --------
    Total non-Current liabilities                     $140,678         $    58          $   --         $    --        $140,736
                                                      --------         -------          ------        --------        --------

 Common stock held by ESOP                            $  2,183         $    --          $   --        $     --        $  2,183
 Less: Note receivable from ESOP                        (1,445)             --              --              --          (1,445)

STOCKHOLDER'S EQUITY:
 Common stock and additional paid-in capital          $ 26,680         $ 5,098          $1,929        $ (7,027)       $ 26,680
 Retained earnings                                       7,575          10,942           3,944         (15,375)          7,086
 Accumulated other comprehensive income (loss)              --              --            (187)             --            (187)

    Total Stockholder's Equity                        $ 34,255         $16,040          $5,686        $(22,402)       $ 33,579
                                                      --------         -------          ------        --------        --------

TOTAL LIABILITY AND STOCKHOLDER'S EQUITY              $184,286         $28,244          $9,564        $(23,286)       $198,808
                                                      ========         =======          ======        ========        ========

           SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (Dollars in thousands)


                                                  Parent and       Guarantor     Non-Guarantor                    Consolidated
                                                its Divisions    Subsidiaries    Subsidiaries    Eliminations       Totals
                                                -------------    ------------    ------------    ------------     ------------
 Net sales                                          $67,380         $21,722         $13,505       $ (6,720)       $ 95,887
 Net rentals                                         19,807          35,067             934        (19,801)         36,007
                                                    -------         -------         -------       --------        --------

Net revenues                                        $87,187         $56,789         $14,439       $(26,521)       $131,894

 Cost of sales                                      $44,549         $12,672         $ 8,346       $ (6,854)       $ 58,713
 Cost of rentals                                      2,442          27,493             569        (19,801)         10,703
 Selling, general and administrative expenses        15,177          10,750           3,539             --          29,466
 Depreciation and amortization                        6,800             628             144             --           7,572
                                                    -------         -------         -------       --------        --------

Income from operations                              $18,219         $ 5,246         $ 1,841       $    134        $ 25,440

 Interest Expense                                   $14,463         $    11         $     1       $     --        $ 14,475
 Intercompany interest expense (income)                (547)            442             105             --              --
 Other expense (income), net                         (4,003)            107             422          3,465              (9)
                                                    -------         -------         -------       --------        --------

Income (loss) before income taxes and
 extraordinary item                                 $ 8,306         $ 4,686         $ 1,313       $ (3,331)       $ 10,974

 Provision for income taxes                           2,613           2,001             533             --           5,147
                                                    -------         -------         -------       --------        --------

Net income (loss)                                   $ 5,693         $ 2,685         $   780       $ (3,331)       $  5,827
                                                    =======         =======         =======       ========        ========



         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                             (Dollars in thousands)

                                                      Parent and       Guarantor     Non-Guarantor                    Consolidated
                                                    its Divisions    Subsidiaries    Subsidiaries    Eliminations        Totals
                                                    -------------    ------------    ------------    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES                   $12,288           $ 252          $   251        $     --        $12,791

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash used for capital expenditures                     (2,582)             --              (82)             --         (2,664)
 Cash used for acquisition                              (2,523)             --           (2,820)             --         (5,343)
 Proceeds from sale of fixed assets                         62              --               --              --             62
                                                       -------           -----          -------        --------        -------

    Net Cash used in Investing Activities              $(5,043)          $  --          $(2,902)       $     --        $(7,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing on Acquisition Facility                       3,000              --               --              --          3,000
 Payments of other long-term debt                       (6,605)             12               --              --         (6,593)
 Intercompany dividends                                    207              --             (207)             --             --
 Intercompany loan                                      (2,000)             --            2,000              --             --
 Net increase (decrease) in advance account                216            (144)             (72)             --             --
 Equity contribution to subsidiary                        (753)             --              753              --             --
 Other Equity transactions                                 (53)             --               --              --            (53)
                                                       -------           -----          -------        --------        -------

  Net Cash (used in) provided by
    Financing Activities                               $(5,988)          $(132)         $ 2,474        $    --         $(3,646)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                $   --            $  --          $   114        $    --         $   114
                                                       -------           -----          -------        -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                           $ 1,257           $ 120          $   (63)       $    --         $ 1,314

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                  4,992             307              605             --           5,904
                                                       -------           -----          -------        -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 6,249           $ 427          $   542        $    --         $ 7,218
                                                       =======           =====          =======        =======         =======

                       AXIA INCORPORATED AND SUBSIDIARIES
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                            AS OF DECEMBER 31, 1998
                             (Dollars in thousands)

                                                      Parent and       Guarantor     Non-Guarantor                 Consolidated
                                                    its Divisions    Subsidiaries    Subsidiaries    Eliminations     Totals
                                                    -------------    ------------    ------------    ------------  ------------
ASSETS
------

CURRENT ASSETS:
 Cash and cash equivalents                          $  4,992         $   307          $  605        $     --        $  5,904
 Accounts receivable, net                              6,601           6,049           2,716          (1,233)         14,133
 Inventories, net                                      6,742           2,422           2,551            (623)         11,092
 Prepaid income taxes and other current assets           894             140             101              --           1,135
 Deferred income tax benefits                          3,439              --              --              --           3,439
                                                    --------         -------          ------        --------        --------

    Total Current Assets                            $ 22,668         $ 8,918          $5,973        $ (1,856)       $ 35,703
                                                    --------         -------          ------        --------        --------

PLANT AND EQUIPMENT, AT COST:
 Land                                               $    984         $    --          $   --        $     --        $    984
 Building and improvements                             4,371              51             178              --           4,600
 Machinery and equipment                              18,099             528             123              --          18,750
 Equipment leased to others                           10,101              --              12              --          10,113
                                                    --------         -------          ------        --------        --------

                                                    $ 33,555         $   579          $  313        $     --        $ 34,447
 Less: Accumulated depreciation                        1,603              81              74              --           1,758
                                                    --------         -------          ------        --------        --------

    Net Plant and Equipment                         $ 31,952         $   498          $  239        $     --        $ 32,689

OTHER ASSETS:
 Goodwill, net                                      $ 92,706         $14,915          $   12        $     --        $107,633
 Intangible assets, net                                  796              11              --              --             807
 Deferred charges, net                                17,184             912               1              --          18,097
 Investment in wholly-owned subsidiaries              17,806              --              --         (17,806)             --
 Other assets                                             28              --              --              --              28
                                                    --------         -------          ------        --------        --------

    Total Other Assets                              $128,520         $15,838          $   13        $(17,806)       $126,565
                                                    --------         -------          ------        --------        --------

TOTAL ASSETS                                        $183,140         $25,254          $6,225        $(19,662)       $194,957
                                                    ========         =======          ======        ========        ========


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt               $  4,621         $    34          $   --        $     --        $  4,655
 Accounts payable                                      3,197             620           1,750          (1,233)          4,334
 Accrued liabilities                                  10,566             795             507              --          11,868
 Accrued income taxes                                     --              --              11              --              11
 Advance account                                      (9,693)         10,493            (800)             --              --
                                                    --------         -------          ------        --------        --------
    Total Current Liabilities                       $  8,691         $11,942          $1,468        $ (1,233)       $ 20,868
                                                    --------         -------          ------        --------        --------

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities            $130,967         $    53          $   --        $     --        $131,020
 Other non-current liabilities                         7,970              --              --              --           7,970
 Deferred income taxes                                 6,750              --              --              --           6,750
                                                    --------         -------          ------        --------        --------

    Total Non-Current Liabilities                   $145,687         $    53          $   --        $     --        $145,740
                                                    --------         -------          ------        --------        --------

 Common stock held by ESOP                          $  1,620         $    --          $   --        $     --        $  1,620
 Less: Note receivable from ESOP                      (1,473)             --              --              --          (1,473)

STOCKHOLDER'S EQUITY:
 Common stock and additional paid-in capital        $ 26,511         $ 5,098          $1,176        $ (6,274)       $ 26,511
 Retained earnings                                     2,105           8,161           3,371         (12,155)          1,482
 Accumulated other comprehensive (loss) income            (1)             --             210              --             209
                                                    --------         -------          ------        --------        --------

    Total Stockholder's Equity                      $ 28,615         $13,259          $4,757        $(18,429)       $ 28,202
                                                    --------         -------          ------        --------        --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $183,140         $25,254          $6,225        $(19,662)       $194,957
                                                    ========         =======          ======        ========        ========

           SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
             FOR THE PERIOD FROM JULY 23, 1998 TO DECEMBER 31, 1998
                             (Dollars in thousands)

                                                      Parent and       Guarantor     Non-Guarantor                 Consolidated
                                                    its Divisions    Subsidiaries    Subsidiaries    Eliminations     Totals
                                                    -------------    ------------    ------------    ------------  ------------
  Net sales                                             $30,643         $ 7,993           $4,982       $ (3,201)        $40,417
  Net rentals                                             7,773          13,734              396         (7,772)         14,131
                                                        -------         -------           ------       --------         -------

Net revenues                                            $38,416         $21,727           $5,378       $(10,973)        $54,548

 Cost of sales                                          $20,931         $ 4,767           $3,143       $ (3,166)        $25,675
 Cost of rentals                                            855          10,893              243         (7,772)          4,219
 Selling, general and administrative expenses             6,191           4,336            1,272             --          11,799
 Depreciation and amortization                            2,876             182               39             --           3,097
                                                        -------         -------           ------       --------         -------

Income (loss) from operations                           $ 7,563         $ 1,549           $  681       $    (35)        $ 9,758

 Interest Expense                                       $ 6,511         $     4           $   --       $     --         $ 6,515
 Intercompany interest expense (income)                       5              (5)              --             --              --
 Other expense (income), net                             (1,286)             45              109          1,203              71
                                                        -------         -------           ------       --------         -------

Income (loss) before income taxes                       $ 2,333         $ 1,505           $  572       $ (1,238)        $ 3,172

 Provision for income taxes                                 805             637              237             --           1,679
                                                        -------         -------           ------       --------         -------

Net income (loss)                                       $ 1,528         $   868           $  335       $ (1,238)        $ 1,493
                                                        =======         =======           ======       ========         =======




        SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
              THE PERIOD FROM JULY 23, 1998 TO DECEMBER 31, 1998
                            (Dollars in thousands)

                                                      Parent and       Guarantor       Non-Guarantor                 Consolidated
                                                    its Divisions    Subsidiaries      Subsidiaries    Eliminations     Totals
                                                    -------------    ------------      ------------    ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES                $  (2,175)        $   321             $176         $    --        $  (1,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash used for capital expenditures                      (826)           (130)             (22)             --             (978)
 Proceeds from sale of fixed assets                        15              --               --              --               15
 Acquisition of predecessor company                  (120,784)             --               --              --         (120,784)
                                                    ---------         -------             ----         -------        ---------

    Net Cash used in Investing Activities           $(121,595)        $  (130)            $(22)        $    --        $(121,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in Revolving Credit        $  (2,750)        $    --             $ --         $    --        $  (2,750)
 Net payments on prior Revolving Credit                (8,900)             --               --              --           (8,900)
 Payments of other long-term debt                     (19,905)             34               --              --          (19,871)
 Proceeds from other long-term debt                   139,250              --               --              --          139,250
 Net increase (decrease) in advance account             1,061          (1,067)               6              --               --
 Payments of deferred financing costs                  (7,352)             --               --              --           (7,352)
 Contribution from parent                              26,500              --               --              --           26,500
 Other equity transactions                                 --              --               (9)             --               (9)
                                                    ---------         -------             ----         -------        ---------

    Net Cash (used in) provided by Financing
     Activities                                     $ 127,904         $(1,033)            $ (3)        $    --        $ 126,868

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    --         $    --             $ 44         $    --        $      44
                                                     --------         -------             ----         -------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                        $   4,134         $  (842)            $195          $   --        $   3,487

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                   858           1,149              410              --            2,417
                                                    ---------         -------             ----          ------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   4,992         $   307             $605          $   --        $   5,904
                                                    =========         =======             ====          ======        =========

           SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
              FOR THE PERIOD FROM JANUARY 1, 1998 TO JULY 22, 1998
                             (Dollars in thousands)

                                                             Parent and      Guarantor     Non-Guarantor                Consolidated
                                                           its  Divisions   Subsidiaries    Subsidiaries  Eliminations     Totals
                                                           --------------   ------------   -------------  ------------  -----------
 Net sales                                                   $34,554         $ 9,595        $6,445       $ (4,337)        $46,257
 Net rentals                                                   8,973          15,792           512         (8,967)         16,310
                                                             -------         -------        ------       --------         -------

Net revenues                                                 $43,527         $25,387        $6,957       $(13,304)        $62,567

 Cost of sales                                               $22,372         $ 5,747        $4,307       $ (4,198)        $28,228
 Cost of rentals                                               1,093          12,539           314         (8,967)          4,979
 Selling, general and administrative expenses                  8,057           4,801         1,649             --          14,507
 Depreciation and amortization                                 2,512             107            40             --           2,659
 Transaction expenses (see Note 6))                           11,280              --            --             --          11,280
                                                             -------         -------        ------       --------         -------

Income (loss) from operations                                $(1,787)        $ 2,193        $  647       $   (139)        $   914

 Interest Expense                                            $ 1,549         $     4        $   --       $     --         $ 1,553
 Intercompany interest expense (income)                           58             (58)           --             --              --
 Other expense (income), net                                  (1,635)             28           225          1,587             205
                                                             -------         -------        ------       --------         -------

Income (loss) before income taxes and extraordinary item     $(1,759)        $ 2,219        $  422       $ (1,726)        $  (844)

 Provision for income taxes                                   (1,173)            854           200             --            (119)
                                                             -------         -------        ------       --------         -------

Net income (loss) before extraordinary item                  $  (586)        $ 1,365        $  222       $ (1,726)        $  (725)
                                                             =======         =======        ======       ========         =======



         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
              FOR THE PERIOD FROM JANUARY 1, 1998 TO JULY 22, 1998
                             (Dollars in thousands)

                                                             Parent and       Guarantor     Non-Guarantor               Consolidated
                                                           its  Divisions   Subsidiaries    Subsidiaries  Eliminations     Totals
                                                           --------------   ------------   -------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES                       $ 7,473          $   (7)         $ 1,096          $   --        $ 8,562

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash used for capital expenditures                         (3,389)            (49)             (30)             --         (3,468)
 Proceeds from sale of fixed assets                              4              --               --              --              4
                                                           -------          ------          -------          ------        -------

    Net Cash used in Investing Activities                  $(3,385)         $  (49)         $   (30)         $   --        $(3,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in Revolving Credit               $ 4,400          $   --          $    --          $   --        $ 4,400
 Payments of other long-term debt                           (7,987)             (8)            (324)             --         (8,319)
 Net increase (decrease) in advance account                   (271)            288              (17)             --             --
 Intercompany dividends                                        669              --             (669)             --             --
 Other equity transactions                                      (6)             --              (52)             --            (58)
                                                           -------          ------          -------          ------        -------

    Net Cash (used in) provided by Financing Activities    $(3,195)         $  280          $(1,062)         $   --        $(3,977)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     --              $   --          $   (14)         $   --        $   (14)
                                                           -------          ------          -------          ------        -------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                   893             224              (10)             --          1,107

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                        (35)            925              420          $   --          1,310
                                                           -------          ------          -------          ------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   858          $1,149          $   410          $   --        $ 2,417
                                                           =======          ======          =======          ======        =======

           SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (Dollars in thousands)

                                                   Parent and its     Guarantor     Non-Guarantor                   Consolidated
                                                      Divisions      Subsidiaries   Subsidiaries    Eliminations       Totals
                                                   ---------------   ------------   -------------   -------------   ------------

 Net sales                                            $57,366         $14,837         $11,549       $ (6,334)       $ 77,418
 Net rentals                                           15,063          26,379             986        (15,046)         27,382
                                                      -------         -------         -------       --------        --------

Net revenues                                          $72,429         $41,216         $12,535       $(21,380)       $104,800

 Cost of sales                                        $38,944         $ 8,683         $ 7,280       $ (6,381)       $ 48,526
 Cost of rentals                                        1,975          20,872             621        (15,046)          8,422
 Selling, general and administrative expenses          13,041           7,903           2,842             --          23,786
 Depreciation and amortization                          4,456             183              73             --           4,712
                                                      -------         -------         -------       --------        --------

Income (loss) from operations                         $14,013         $ 3,575         $ 1,719       $     47        $ 19,354

 Interest Expense                                       3,695               9               6             --           3,710
 Intercompany interest expense (income)                    (7)              7              --             --              --
 Other expense (income), net                           (3,381)            205             391          2,822              37
                                                      -------         -------         -------       --------        --------

Income (loss) before income taxes and
 extraordinary item                                   $13,706         $ 3,354         $ 1,322       $ (2,775)       $ 15,607

 Provision for income taxes                             4,558           1,295             559             --           6,412
                                                      -------         -------         -------       --------        --------

Income (loss) before extraordinary item               $ 9,148         $ 2,059         $   763       $ (2,775)       $  9,195
                                                      =======         =======         =======       ========        ========



         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (Dollars in thousands)

                                                     Parent and its      Guarantor     Non-Guarantor                   Consolidated
                                                        Divisions      Subsidiaries     Subsidiaries    Eliminations      Totals
                                                     ---------------   -------------   --------------   ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES                   $  9,530         $ 1,899            $ 301         $   --        $ 11,730

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash used for capital expenditures                      (3,255)            (71)            (149)            --        $ (3,475)
 Proceeds from sale of investment                         1,459              --               --             --           1,459
 Proceeds from sale of fixed assets                         357              --               --             --             357
                                                       --------         -------            -----         ------        --------

    Net Cash used in Investing Activities              $ (1,439)        $   (71)           $(149)        $   --        $ (1,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in Revolving Credit Loan                    4,500              --               --             --           4,500
 Proceeds from other long-term debt                         620              --              324             --             944
 Payments of other long-term debt                       (15,907)            (24)              --             --         (15,931)
 Dividends received from (paid by) subsidiaries             638              --             (638)            --              --
 Net increase (decrease) in advance account               1,471          (1,386)             (85)            --              --
 Other equity transactions                                  145              --             (108)            --              37
                                                       --------         -------            -----         ------        --------

    Net Cash used in Financing Activities              $ (8,533)        $(1,410)           $(507)        $   --        $(10,450)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      --              --              (27)            --             (27)
                                                       --------         -------            -----         ------        --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                           $   (442)        $  (418)           $(382)        $   --        $   (406)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR                                                       407             507              802             --           1,716
                                                       --------         -------            -----         ------        --------

CASH AND CASH EQUIVALENTS AT END OF YEAR               $    (35)        $   925            $ 420         $   --        $  1,310
                                                       ========         =======            =====         ======        ========

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of AXIA Incorporated

We have audited the accompanying consolidated balance sheets of AXIA Incorporated and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholder's equity and comprehensive income, and cash flows for the year ended December 31, 1999, and for the period from July 23, 1998 to December 31, 1998 and for the period from January 1, 1998 to July 22, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 1997 were audited by other auditors whose report, dated February 25, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the periods ended December 31, 1998 and July 22, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Houston, Texas

February 11, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of
Directors of AXIA Incorporated:

We have audited the consolidated balance sheet of AXIA INCORPORATED
(a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 (not presented herein) and the related accompanying consolidated statements of income, stockholder's equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXIA INCORPORATED AND SUBSIDIARIES as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                              Arthur Andersen LLP

Chicago, Illinois
February 25, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 9, 1998, the Board of Directors of AXIA Incorporated approved management's recommendation on July 23, 1998 to engage the independent certified public accounting firm of Deloitte & Touche LLP ("D&T") to audit the consolidated financial statements of the Company for the year ending December 31, 1999. Prior to the sale of the predecessor company on July 22, 1998, the predecessor company's independent auditor was Arthur Andersen LLP.

See Form 8-K filed on December 15, 1998 for change in accountants.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information is set forth under the heading "Directors and Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the total value of compensation received by the Chairman, President and Chief Executive Officer and the four most highly compensated executive officers, other than the Chairman, President and Chief Executive Officer who served as executive officers of the Company as of December 31, 1999 (the "Named Executive Officers") for services rendered in all capacities to the Company for the years ended December 31, 1999, 1998 and 1997.

                           Summary Compensation Table

                                                                          Incentive           Other Annual
Name and Principal Position (1)                      Year    Salary    Compensation (2)   Compensation (3) (4)
--------------------------------------------------   ----   --------   ----------------   --------------------

Gary L. Rosenthal                                    1999   $296,301          $159,000                $ 1,857
Chairman, President and Chief Executive Officer      1998   $121,323          $ 50,000                     --


Dennis W. Sheehan (5)                                1998   $283,386                --                $13,725
Chairman, President and Chief Executive Officer      1997   $336,000          $200,000                $19,837

Lyle J. Feye                                         1999   $166,312          $ 56,700                $74,820
Vice President-Finance, Treasurer and                1998   $150,667          $ 57,500                $10,725
Chief Financial Officer                              1997   $140,500          $ 45,000                $10,210

Robert G. Zdravecky                                  1999   $189,287          $ 70,000                $11,359
President and General Manager of Ames                1998   $179,983          $ 75,594                $11,889
                                                     1997   $171,500          $ 62,640                $11,766

David H. Chesney                                     1999   $181,035          $ 66,000                $ 9,997
President and General Manager of Nestaway            1998   $174,525          $112,952                $10,660
                                                     1997   $166,900          $ 25,000                $ 9,317

Ian G. Wilkins                                       1999   $174,525          $ 35,000                $ 8,796
President and General Manager of Fischbein           1998   $170,084          $ 17,000                $12,212
                                                     1997   $163,083          $ 48,000                $ 8,611

   (1) These individuals have not received any restricted stock awards or options for the periods indicated. None of the executive officers has received perquisites, the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.
   (2) The company provides a management incentive plan with payments to be made in cash.
   (3) Includes payments for life insurance and automobile allowance and Mr. Feye had additional earnings of $64,296 as a result of compensation recorded due to reimbursement of moving expenses related to relocation of the Corporate office.
   (4) In connection with the closing of the Transaction, Mr. Sheehan, Mr. Feye, Mr. Zdravecky, Mr.Chesney and Mr. Wilkins received compensation as a result of the sale of stock, the exercising of options, or both, and payments pursuant to various employee incentive bonus programs. Compensation recognized as a result of the Transaction for these individuals was $1.2 million, $2.1 million, $2.3 million, $2.1 million and $2.1 million, respectively. Mr. Feye, Mr. Zdravecky, Mr. Chesney and Mr. Wilkins received additional compensation of $43,171 as a result of the Transaction from escrow disbursement in 1999. In 1998, Mr. Rosenthal received a fee of $250,000 from Sterling for consulting services rendered prior to and in connection with the Transaction.
   (5)  Dennis W. Sheehan retired concurrently with the Transaction.

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

In connection with the Transaction the Company established an Employee Stock Ownership Plan (the "ESOP"), covering substantially all full time employees, including executive officers of the Company who satisfy the requirements described below. As of December 31, 1998, the 401(k) Plan was merged into the ESOP, and an employee satisfying the eligibility requirements under the 401(k) Plan is able to make Deferral Contributions to the Employee Stock Ownership and 401(k) Plan as was allowed under the 401(k) Plan. The ESOP borrowed $1.5 million from Finance Co. (the "Company ESOP Loan") to purchase 15,000 shares of Common Stock at the Closing. Finance Co. funded the Company ESOP Loan from the ESOP Term Loan. The Company ESOP Loan matures on December 31, 2003 and bears interest at interest rates based on the Alternative Base Rate (as defined) or the LIBOR Rate (as defined). The outstanding principal of the Company ESOP Loan is payable in equal quarterly installments of $68,182 during the period beginning
September 30, 1998, but payments may be accelerated to allocate sufficient shares to participants. The 15,000 shares of Common Stock purchased by the ESOP are pledged (the "ESOP Pledge") as security for the Company ESOP Loan, and such shares will be released and allocated to ESOP participants' accounts as the Company ESOP Loan is discharged. The Company will make ESOP contributions in amounts sufficient to enable the ESOP to discharge its indebtedness under the Company ESOP Loan. A percentage of the shares released under the ESOP Pledge will be allocated to each participant based on a percentage of such participant's Deferral Contributions (Matching Contributions"), and (ii) the remaining percentage of such shares released are allocated to each participant based on such participant's compensation relative to total compensation for all ESOP participants ("Discretionary Contributions"). Until the Company ESOP Loan is paid in full, ESOP Contributions will be used to pay the outstanding principal and interest on the Company ESOP Loan. Participation begins the earlier to occur of (i) for all employees hired prior to July 31, 1998 and are age 21, the later of (x) July 22, 1998 or (y) their date of hire or (ii) the date an employee satisfies the eligibility requirements to make Deferral Contributions.

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

As of December 31, 1999, the number of years of Credited Service for the indicated persons are: Mr. Rosenthal, .42 year; Mr. Feye, 10.33 years; Mr. Zdravecky, 11.08 years; Mr. Chesney, 7.83 years; and Mr. Wilkins, 4.58 years.

The amounts shown in the following table are estimated annual retirement benefits (payable as a straight life annuity) for the respective compensation levels and years of service, after deduction of an offset of anticipated Social Security benefits as provided under the terms of the Plan.

                                                                   Years of Service
                                          ------------------------------------------------------------------

Annual Earnings                                   10           15             20           25             30
                                             -------      -------        -------      -------        -------
   Average
        $120,000                             $21,382      $32,073        $42,764      $53,455        $64,146
        $140,000                              25,382      $38,073        $50,764      $63,455        $76,146
        $160,000*                            $29,382      $44,073        $58,764      $73,455        $88,146


* The Internal Revenue Code limits the amount of compensation that can be taken into account in 1999 to $160,000.

MEDICAL INSURANCE

Certain Company officers participate in a medical insurance plan covering up to $100,000 per participant in annual medical expenses. The aggregate benefit amount paid for such participants totaled $8,140 for 1999.

SALARY CONTINUATION

In order to attract and encourage key executives to remain with the Company from 1980 to 1986, the Company instituted a salary continuation program to provide certain then key executives with a death benefit, contingent upon employment or service as a consultant with the Company until retirement or death. The program provides that upon the executive's death, the Company will pay to his designated beneficiary, annually for a period of ten years, an amount equal to 40% of the executive's current annual salary or salary at date of retirement. The Company has purchased life insurance policies on the lives of the executives, naming the Company as the sole beneficiary. The amount of such coverage is designed to provide to the Company a source of funds to satisfy its obligations under the program. Annual premiums paid in 1999 were approximately $41,850; however, if current assumptions as to mortality experience, policy dividends and other factors are realized, the Company will recover, through tax deductions over the life of the program, all of its payments to the insurance company and the executives. As of the Transaction date, all plan participants were retired.

MANAGEMENT INCENTIVE COMPENSATION PLAN

The Company has adopted an incentive plan which provides to certain employees, including the executives listed above, an annual performance bonus. These bonuses are calculated on the basis of the employee's level of participation and achievement of objectives as defined in the plan. Bonuses are paid in the first quarter of the following year, assuming the Company meets a targeted earnings improvement, revenues, gross margin, cash flow, and/or such other measures as may be determined annually by the Company's Compensation Committee.


1998 STOCK AWARDS PLAN

In connection with the closing of the Transaction, the Board of Directors and the Company's stockholders approved the Company's 1998 Stock Awards Plan (the "1998 Stock Awards Plan"). The 1998 Stock Awards Plan is intended to provide employees, consultants and other service providers with an opportunity to acquire a proprietary interest in AXIA Group and additional incentive and reward opportunities based on the growth in the Common Stock price of AXIA Group. The 1998 Stock Awards Plan provides for the granting of options (either incentive stock options within the meaning of Code Section 422(b), or options that do not constitute incentive stock options ("non-qualified stock options")), restricted stock awards, stock appreciation rights, performance awards and phantom stock awards, or any combination thereof. The number of shares of Common Stock that may be subject to outstanding awards is 31,111 shares of Common Stock. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards. As of December 31, 1999, options were outstanding for 26,600 shares of common stock.

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

Options. The 1998 Stock Awards Plan provides for two types of options: incentive stock options and non-qualified stock options. The Compensation Committee will designate the persons to receive the options, the number of shares subject to the options and the terms and conditions of each option granted under the 1998 Stock Awards Plan. The term of any option granted under the 1998 Stock Awards Plan shall be determined by the Compensation Committee; provided, however, that an incentive stock option may only be awarded to an employee and that the term of any incentive stock option cannot exceed ten years from the date of the grant and any incentive stock option granted to an employee who possesses more than 10% of the total combined voting power of all classes of shares of AXIA Group or of its subsidiary within the meaning of Section 422(b)(6) of the Code must not be exercisable after the expiration of five years from the date of grant. The exercise price of options granted under the 1998 Stock Awards Plan will be determined by the Compensation Committee; provided, however, that an incentive stock option exercise price cannot be less than the fair market value of a share of Common Stock on the date such option is granted (subject to certain adjustments provided under the 1998 Stock Awards Plan). Further, the exercise price of any incentive stock option granted to an employee who possesses more than 10.0% of the total combined voting power of all classes of shares of AXIA Group or of its subsidiaries within the meaning of Section 422(b)(6) of the Code must be at least 110% of the fair market value of the Common Stock on the date such option is granted. The exercise price of options granted under the 1998 Stock Awards Plan will be paid in full in a manner prescribed by the Compensation Committee.

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

NONQUALIFIED STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

The AXIA Group, Inc. Nonqualified Stock Option Plan for Non-Employee Directors grants each non-employee director of the Company the option to purchase 150 shares of AXIA Group common stock. Currently, options of 450 shares are outstanding. Under the plan, 1,500 shares of common stock are reserved for issuances pursuant to the exercise of options granted under the plan.

ITEM 12. SECURITY OWNERSHIP

                             BENEFICIAL OWNERSHIP

    The Company is wholly owned by Holdings, a wholly-owned subsidiary of AXIAGroup, Inc.

    The following table sets forth as of December 31, 1999, the number and percentage of the outstanding shares of AXIA Group's Common Stock beneficially owned by the ESOP, the Named Executive Officers, each director of AXIA Group and the Company, all directors and officers as a group and each person who is the beneficial owner of more than 5% of the outstanding Common Stock.

                       NAME AND ADDRESS OF                          AMOUNT AND NATURE OF BENEFICIAL    PERCENTAGE OF OUTSTANDING
                        BENEFICIAL OWNER                               OWNERSHIP OF COMMON STOCK            COMMON STOCK (1)
                       --------------------                         -------------------------------    -------------------------
David H. Chesney                                                                              3,804                          1.3%
  9501 Granger Rd
  Cleveland, Ohio  44125

Lyle J. Feye                                                                                  3,067                          1.1%
  801 Travis - Suite 1400
  Houston, Texas  77002

Susan O. Rheney                                                                               5,000                          1.7%
  Eight Greenway Plaza - Suite 702
  Houston, Texas  77046

Gary L. Rosenthal                                                                             5,358(2)                       1.9%
  600 Travis - Suite 6110
  Houston, Texas  77002

C. Byron Snyder                                                                               1,000                           .4%
  1502 Augusta #425
  Houston, Texas  77057

Ian G. Wilkins                                                                                2,553                          0.9%
  151 Walker Road
  Statesville, North Carolina 28625

James D. Woods                                                                                2,000                           .7%
  600 Travis - Suite 6602
  Houston, Texas  77002

Robert G. Zdravecky                                                                           3,556                          1.2%
  3305 Breckinridge Blvd., Suite 122
  Duluth, Georgia  30096

All directors and Named Executive Officers as a group (8 persons)                            26,338                          9.2%

The CIT Group/Equity Investments, Inc                                                        25,000                          8.8%
  650 CIT Drive
  Livingston, New Jersey  07039

Fayez Sarofim Investment Partnership No. &, L.P.                                             25,000                          8.8%
  Two Houston Center - Suite 702
  Houston, Texas  77010

Frank J. Hevrdejs                                                                            24,190                          8.5%
  Eight Greenway Plaza - Suite 702
  Houston, Texas  77046

Paribas North America                                                                        25,000                          8.8%
  787 Seventh Avenue
  New York, New York  10019

Gordon A. Cain                                                                               17,500                          6.1%
  Eight Greenway Plaza - Suite 702
  Houston, Texas  77046

AXIA Incorporated Employee Stock Ownership Plan (3)                                          15,000                          5.3%

(1) Gives effect to the conversion of outstanding Class B Common Stock to Class A Common Stock. At December 31, 1999, AXIA Group had 261,318 shares of Class A Common Stock and 24,500 shares of Class B Common Stock outstanding. Class B Common Stock is non-voting stock and is fully convertible at any time at the option of the holder into an equal number of shares of Class A Common Stock. Prior to such conversion, the CIT Group/Equity Investments Inc., Fayez Sarofim Investment partnership, Paribas North America, Frank Hevrdejs and all directors and officers as a group own beneficially 4.9%, 9.6%, 4.9%, 9.3% and 10.1% of the outstanding Class A Common Stock.
(2) Does not include 2,675 shares held in trust for Mr. Rosenthal's descendants. Mr. Rosenthal disclaims beneficial ownership of such shares.
(3) Any shares of Common Stock acquired by the ESOP in the Equity Investment will be voted by the trustee of the ESOP (the "ESOP Trustee") pursuant to the direction of the Board of Directors or by a committee to be designated by the Board of Directors, except that participants will be entitled to direct the ESOP Trustee to vote the shares of Common stock allocated to their accounts with respect to the approval or disapproval of any corporate merger or consolidation, recapitalization, reclassification, liquidation, dissolution, sale of substantially all assets of a trade or business or such similar transactions as may be prescribed in regulations under the Code.

ITEM 13. CERTAIN RELATIONSHIPS

The following is information concerning certain transactions between the Company and certain affiliates. The Company believes that these transactions are on terms at least as favorable to the Company as it could obtain from unaffiliated third parties. These transactions were not approved by a majority of the disinterested members of the Board of Directors.

                              RELATED TRANSACTIONS

Sterling entered into an agreement with AXIA Group and Acquisition Co. pursuant to which Sterling is to provide consulting and advisory services with respect to the organization of AXIA Group, Acquisition Co. and Finance Co., the structuring of the Transaction, employee benefit and compensation arrangements and other matters. The agreement also provides that AXIA Group and Acquisition Co., jointly and severally, will indemnify Sterling against liabilities relating to its services. At the Closing, the Company paid Sterling a one-time transaction fee of $2.5 million for these services, and reimbursed Sterling for its expenses. From the transaction fee received at Closing, Sterling paid Gary Rosenthal a fee of $250,000 for consulting services rendered in connection with the Transaction, and AXIA Group and the Company will indemnify Mr. Rosenthal against liabilities related to his services. In addition, through 2008 AXIA Group will pay Sterling an annual management fee of $100,000 in cash and annually grant Sterling AXIA Group Common Stock having a value of $100,000 calculated based upon the latest ESOP valuation price. In addition, each of AXIA Group, and Acquisition Co. has agreed that if any one or more of them or any of their subsidiaries determines within ten years of the date of the closing of the Acquisition to dispose of or acquire any assets or business having a value of $1 million or more (a "Future Corporate Transaction") or to offer its securities for sale publicly or privately to raise any debt or equity financing (a "Future Securities Transaction"), either AXIA Group, Acquisition Co., or the relevant subsidiary will retain Sterling as a consultant with respect to the Transaction, provided a principal, officer or director of Sterling or any of their respective affiliates or family members owns any equity securities of AXIA Group or any of its successors. For any Future Corporate Transaction, Sterling is entitled to receive a fee in the amount of 1% of the aggregate consideration paid or received plus the aggregate amount of any liabilities assumed in connection with an acquisition or disposition and reimbursement of any expenses or fees incurred by Sterling in connection therewith. In addition to the annual management fee discussed above, Sterling received fees of $51,958 and was reimbursed $32,279 in expenses in connection with the acquisitions of Concorde Tool Corporation and Thames Packaging Equipment Company, Ltd. and other matters in 1999. For any Future Securities Transaction, Sterling is entitled to receive a fee in the amount of 0.5% of the aggregate gross selling price of such securities and, regardless of whether such Future Securities Transaction is consummated, Sterling is entitled to receive reimbursements of any expenses or fees incurred by Sterling in connection therewith. The agreement is automatically renewable for successive one-year periods, subject to notice of termination by either Sterling or AXIA Group.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report or incorporated herein by reference: (1) The Consolidated Financial Statements and Financial Statement Schedules of AXIA Incorporated are listed on the Index, page 18 of this Form 10-K. (2) Exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" below:

                                    EXHIBITS




 EXHIBIT NO.                                                        DESCRIPTION
-------------                                                       -----------

         3.1*   Certificate of Incorporation of the Company, as amended
         3.2*   Bylaws of the Company
         4.1*   Indenture, as supplemented, dated as of July 22, 1998, by and between the Company and State Street Bank & Trust
                Company National Bank, as Trustee, with respect to the 10.75% Senior Subordinated Notes due 2008, including the form of the Note.
          4.2   First Supplemental Indenture, dated as of January 1, 2000
        10.1*   Axia Group, Inc. 1998 Stock Awards Plan
        10.2*   Axia Finance Corp. Employee Stock Ownership Plan and 401(k) Plan to be renames AXIA Incorporated Employee Stock
                Ownership and 401(k) Plan
        10.3*   Axia Finance Corp. Employee Stock Ownership Plan and 401(k) Plan Trust Agreement to be renamed AXIA Incorporated
                Employee Stock Ownership and 401(k) Plan Trust Agreement
        10.8*   Credit Agreement dated as of July 22, 1998 among Axia Finance Corp., AXIA Incorporated, Ames Taping Tool Systems,
                Inc., TapeTech Tool Co., Inc. and Paribas
        10.9*   Security Agreement dated as of July 22, 1998 by and between AXIA Incorporated, Paribas and the Lenders named therein
       10.10*   Pledge Agreement dated as of July 22, 1998 by and between AXIA Incorporated, Paribas and the Lenders named therein.
       10.11*   Letter Agreement dated June 23, 1998 by and among The Sterling Group, Inc., Axia Group, Inc., Axia Acquisition
                Corp. and each of their subsidiaries
       10.12*   Form of Indemnity Agreement between AXIA Incorporated and each of its officers and directors.
       10.13*   Form of Tax Sharing Agreement among Axia Group, Inc., Axia Holdings Corp., AXIA Incorporated, Ames Taping Tool
                Systems, Inc. and TapeTech Tool Co., Inc.
        10.14   Amendment to Credit Agreement dated as of December 27, 1999, by and among AXIA Incorporated, Ames Taping Tool
                Systems, Inc., TapeTech Tool Co. Inc., and Paribas
         23.4   Consent of Arthur Andersen LLP

  * Filed as an exhibit to the Company's Form S-4 (Registration No. 333-64555) under an exhibit number identical to that described herein and incorporated herein by this reference.


(b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AXIA INCORPORATED

                          By /s/ Lyle J. Feye
                          -------------------

                          Lyle J. Feye
                          Vice President, Treasurer, Chief Financial Officer

Date:  March 24, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



    Signature                          Title                       Date
    ---------                          -----                       ----


/s/ Gary L. Rosenthal     Chairman, President and Director    March 24, 2000
----------------------
  Gary L. Rosenthal


/s/ Lyle J. Feye            Vice President Finance,           March 24, 2000
----------------           Principal Financial Officer
  Lyle J. Feye            Principal Accounting Officer



/s/ Susan O. Rheney               Director                    March 24, 2000
-------------------
  Susan O. Rheney


/s/ C. Byron Snyder               Director                    March 24, 2000
-------------------
  C. Byron Snyder


/s/ James D. Woods                Director                    March 24, 2000
 -----------------
  James D. Woods