Form 10-Q
period 2000-03-31
AXIA INC
filed 2000-05-11
CIK 12635

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    FOR QUARTER ENDED MARCH 31, 2000               COMMISSION FILE NO. 333-64555


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                               AXIA INCORPORATED
            (Exact name of Registrant as specified in its charter)


DELAWARE                                                            13-3205251
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

     801 Travis Street, Suite 1400, Houston, Texas  77002  (713) 425-2150
     --------------------------------------------------------------------
         (Address and telephone number of principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES [X]                    NO [_]

                                    PART I
Item 1.  Financial Statements

                      AXIA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                 (Dollars in thousands, except share amounts)

                                                       March 31, 2000     December 31, 1999
                                                       --------------     -----------------
                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                $  5,487             $  7,218
 Accounts receivable, net                                   17,233               17,600
 Inventories, net                                           12,830               11,793
 Prepaid income taxes and other current assets                 703                1,100
 Deferred income tax benefits                                3,684                3,489
                                                          --------             --------
  Total Current Assets                                    $ 39,937             $ 41,200

PLANT AND EQUIPMENT, AT COST:
 Land                                                     $    984             $    984
 Buildings and improvements                                  5,299                5,307
 Machinery and equipment                                    20,155               19,903
 Equipment leased to others                                 10,867               10,891
                                                          --------             --------
                                                            37,305               37,085
 Less: Accumulated depreciation                              6,999                5,965
                                                          --------             --------
  Net Plant and Equipment                                 $ 30,306             $ 31,120

OTHER ASSETS:
 Goodwill, net                                            $107,576             $108,319
 Intangible assets, net                                      1,069                1,122
 Deferred charges, net                                      16,847               17,027
 Other assets                                                   19                   20
                                                          --------             --------
  Total Other Assets                                      $125,511             $126,488
                                                          --------             --------
TOTAL ASSETS                                              $195,754             $198,808
                                                          ========             ========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt                     $  4,990             $  5,464
 Accounts payable                                            4,645                5,011
 Payable to parent                                             603                  603
 Accrued liabilities                                         8,699               12,526
 Accrued income taxes                                        1,185                  151
                                                          --------             --------
  Total Current Liabilities                               $ 20,122             $ 23,755

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities                   125,271              126,618
 Other non-current liabilities                               7,652                7,913
 Deferred income taxes                                       6,439                6,205
                                                          --------             --------
  Total Non-Current Liabilities                           $139,362             $140,736

 Commitments and contingencies                                  --                   --
 Common stock held by ESOP                                   2,183                2,183
 Less: Note receivable from ESOP                            (1,377)              (1,445)

STOCKHOLDER'S EQUITY:
 Common stock ($.01) par value; 100 shares
  authorized, issued and outstanding                      $     --             $     --
 Additional paid-in capital                                 26,680               26,680
 Retained earnings                                           9,114                7,086
 Accumulated other comprehensive (loss)                       (330)                (187)
                                                          --------             --------
  Total Stockholder's Equity                              $ 35,464             $ 33,579
                                                          --------             --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $195,754             $198,808
                                                          ========             ========

                         The accompanying notes to the unaudited interim consolidated financial statements are an integral part of these financial statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                            (Dollars in thousands)
                                  (Unaudited)

                                                 January 1, 2000   January 1, 1999
                                                        to                to
                                                  March 31, 2000    March 31, 1999
                                                  --------------    --------------
 Net sales                                            $25,151           $22,788
 Net rentals                                            9,413             8,369
                                                      -------           -------

Net revenues                                          $34,564           $31,157

 Cost of sales                                        $14,896           $14,425
 Cost of rentals                                        2,656             2,320
 Selling, general and administrative expenses           7,897             6,840
 Depreciation and amortization                          1,972             1,830
                                                      -------           -------

Income from operations                                $ 7,143           $ 5,742

 Interest expense                                       3,539             3,551
 Interest income                                          (68)              (64)
 Other expense (income), net                               27               212
                                                      -------           -------
Income before income taxes                            $ 3,645           $ 2,043

 Provision for income taxes                             1,617             1,051
                                                      -------           -------
Net income                                            $ 2,028           $   992
                                                      =======           =======


     The accompanying notes to the unaudited interim consolidated financial statements are an integral part of these financial statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                            (Dollars in thousands)


                                                                                          Other Comprehensive Income
                                                                          ---------------------------------------------------------
                                       Common     Additional               Minimum      Cumulative       Accumulated        Compre-
                                        Stock      Paid-in     Retained    Pension     Translation     Other Comprehen-     hensive
                                      Par Value    Capital     Earnings   Liability    Adjustments    sive Income (loss)     Income
                                      ---------   ----------   --------   ---------    -----------    ------------------    -------
AXIA Incorporated

BALANCE, DECEMBER 31, 1998            $      -    $   26,511   $  1,482   $      (1)     $     210          $    209        $     -
                                      --------    ----------   --------   ---------      ---------          --------        -------
   Net income                                -            -         992           -              -                 -            992
   Cumulative translation adjustment         -            -           -           -           (243)             (243)          (243)
                                                                                                                            -------
   Comprehensive income                                                                                                     $   749
                                                                                                                            =======
BALANCE, MARCH 31, 1999               $      -    $   26,511   $  2,474   $      (1)     $     (33)         $    (34)
      (Unaudited)                     ========    ==========   ========   =========      =========          ========

BALANCE, DECEMBER 31, 1999            $      -    $   26,680   $  7,086   $       -      $    (187)         $   (187)       $     -

   Net income                                -             -      2,028           -              -                 -          2,028
   Cumulative translation adjustment         -             -          -           -           (143)             (143)          (143)
                                                                                                                            -------
   Comprehensive income                                                                                                     $ 1,885
                                      --------    ----------   --------   ---------      ---------          --------        =======
BALANCE, MARCH 31, 2000               $      -    $   26,680   $  9,114   $       -      $    (330)         $   (330)
     (Unaudited)                      ========    ==========   ========   =========      =========          ========





                         The accompanying notes to the unaudited interim consolidated financial statements are an integral part of these financial statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                            (Dollars in thousands)
                                  (Unaudited)

                                                         January 1, 2000    January 1, 1999
                                                                to                 to
                                                          March 31, 2000     March 31, 1999
                                                         ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $ 2,028            $   992
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                  2,217              2,025
    Deferred income tax provision                                     39                 48
    Loss on disposal of fixed assets                                 129                 26
    Allocated ESOP shares                                             68                 68
    Provision for losses on accounts receivable                      964                427
    Provision for obsolescence of inventories                          3                (14)
    Changes in assets and liabilities:
      Accounts receivable                                           (694)              (768)
      Inventories                                                 (1,128)                85
      Accounts payable                                              (308)               481
      Accrued liabilities                                         (3,922)            (2,757)
      Payable to parent                                                -                215
      Other current assets                                            (8)            (1,334)
      Income taxes payable                                         1,555                539
      Other non-current assets                                       (46)               401
      Other non-current liabilities                                 (261)               662
                                                                 -------            -------
    Net Cash (used in) provided by Operating Activities          $   636            $ 1,096

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash used for capital expenditures                                (533)              (695)
  Proceeds from sale of fixed assets                                  11                 13
                                                                 -------            -------
    Net Cash (used in) provided by Investing Activities          $  (522)           $  (682)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments of other long-term debt                                (1,821)              (906)
  Other equity transactions                                            -                 18
                                                                 -------            -------
    Net Cash (used in) provided by Financing Activities          $(1,821)           $  (888)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (24)               (37)
                                                                 -------            -------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                    $(1,731)           $  (511)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                        7,218              5,904
                                                                 -------            -------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                         $ 5,487            $ 5,393
                                                                 =======            =======

                         The accompanying notes to the unaudited interim consolidated financial statements are an integral part of these financial statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                  NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
                             FINANCIAL STATEMENTS


NOTE 1  ORGANIZATION AND PRESENTATION

   By agreement dated June 17, 1998, AXIA Acquisition Corp. ("Acquisition Co."), a company organized to effect the acquisition (the "Acquisition") of Axia Holdings Corp., entered into an Agreement and Plan of Merger (the "Merger Agreement") with Axia Holdings Corp. "(Holdings"), the parent of AXIA Inc. (the "Predecessor Company" prior to the date of the Transaction) to effect the acquisition for a purchase price of $155,250,000 (including the repayment of indebtedness), subject to certain post-closing adjustments. Upon completion of the transaction (the "Transaction"): (i) Holdings and AXIA Incorporated (the "Company") became direct and indirect subsidiaries, respectively, of AXIA Group, Inc. ("AXIA Group" the parent company of Acquisition Co.) and (ii) the Company became the primary obligor on borrowings made under the bank credit agreement (the "Bank Credit Agreement") and Senior Subordinated Notes issued on the Transaction Date defined below.

   On July 22, 1998 (the "Transaction Date"), AXIA Group sold $28,000,000 of its common stock ("Common Stock") and contributed the proceeds thereof to Acquisition Co. (the "Equity Investment"). Finance Co., an indirect subsidiary of AXIA Group, borrowed approximately $39,250,000 under the Bank Credit Agreement and received approximately $100,000,000 in gross proceeds from the sale of the Senior Subordinated Notes. Such funds were used: (i) to effect the Acquisition pursuant to the Merger Agreement; (ii) to fund an Employee Stock Ownership Plan ("ESOP"); (iii) to repay existing indebtedness of the Company and
(iv) to pay fees and expenses in connection with the transaction. Finance Co. then merged into the Company.

   The Merger Agreement contains indemnification provisions binding on each of the parties to the Merger Agreement. Pursuant to such provisions each of the parties has agreed to indemnify each other for breaches of representations, warranties and covenants.

   Accounting policies used in the preparation of the unaudited interim consolidated financial statements are consistent with the accounting policies described in the Notes to the Consolidated Financial Statements for the year ended December 31, 1999. In the opinion of the management, the interim financial statements reflect all adjustments consisting only of normal recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 and the accompanying notes thereto in the Company's Form 10-K under the Securities Act of 1934.

NOTE 2 INVENTORIES

   Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market. The cost elements included in inventories are material, labor and factory overhead. Inventories, net of reserves of $398,000 and $386,000 as of March 31, 2000 and December 31, 1999, respectively, consist of the following (in thousands):

                                 March 31, 2000         December 31, 1999
                                 --------------         -----------------
       Raw materials                $ 5,444                  $ 4,651
       Work in process                1,203                    1,073
       Finished goods                 6,183                    6,069
                                    -------                  -------
       Total inventories            $12,830                  $11,793
                                    =======                  =======

NOTE 3 LONG-TERM DEBT

   Long-term debt, inclusive of capital lease obligations which are not material, consists of the following (in thousands):

                                              March 31, 2000   December 31, 1999
                                              --------------   -----------------
   10.75% Senior Subordinated Notes               $100,000          $100,000
   Term Loan (7.61% at March 31, 2000)              26,314            28,040
   ESOP Term Loan (7.78% at March 31, 2000)            747               862
   Acquisition Facility (7.69% at March 31, 2000)    3,000             3,000
   Other                                               200               180
                                                  --------          --------
     Total Debt                                   $130,261          $132,082
   Less Current maturities                          (4,990)           (5,464)
                                                  --------          --------
     Total Long-Term Debt                         $125,271          $126,618
                                                  ========          ========

   Current maturities of long-term debt as of March 31, 2000 consisted of the following (in thousands):

                                              Scheduled Payment
                                                    Date              Amount
                                              -----------------       ------
          Term Loan and ESOP Loan                  June 30, 2000      $  975
          Term Loan and ESOP Loan             September 30, 2000       1,309
          Term Loan and ESOP Loan              December 31, 2000       1,309
          Term Loan and ESOP Loan                 March 31, 2001       1,309
          Other                                          Various          88
                                                                      ------
            Total Current Maturities                                  $4,990
                                                                      ======

NOTE 4 STOCKHOLDER'S EQUITY

   The Company has 100 shares of common stock, par value $.01 per share, authorized, issued and outstanding, all of which are owned by the parent company.

NOTE 5 BUSINESS SEGMENTS

   The Company is a designer, manufacturer, distributor and marketer of a diverse range of products in several niche markets including productivity enhancing construction tools, formed wire products and industrial bag closing equipment and systems, and material handling systems.

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

   A summary of segment information for the periods ended March 31, 2000 and March 31, 1999 is as follows (in thousands):

                                                 Ames     Nestaway   Fischbein   Corporate    Consolidated
                                                 ----     --------   ---------   ---------    ------------
March 31, 2000
Revenues                                        $16,282    $11,257     $ 7,025     $     -        $ 34,564
Income from operations                            4,975      2,027         895        (754)          7,143
Total assets                                     80,576     57,917      35,713      21,548         195,754
Depreciation and amortization                     1,059        673         231         254           2,217
Capital expenditures                                360        100          62          11             533

March 31, 1999

Revenues                                        $13,376    $10,987     $ 6,794     $     -        $ 31,157
Income from operations                            3,753      1,990         765        (766)          5,742
Total assets                                     72,027     66,551      31,408      23,586         193,572
Depreciation and amortization                       880        692         249         204           2,025
Capital expenditures                                541        104          50           -             695

NOTE 6 SUBSIDIARY GUARANTEES

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

                      AXIA INCORPORATED AND SUBSIDIARIES
             SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                             AS OF MARCH 31, 2000
                            (Dollars in thousands)
                                  (Unaudited)


                                                      Parent and its    Guarantor     Non-Guarantor                   Consolidated
                                                        Divisions      Subsidiaries   Subsidiaries    Eliminations       Totals
                                                        ---------      ------------   ------------    ------------       ------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                $  3,740        $   719          $1,028       $      -        $  5,487
 Accounts receivable, net                                    8,276          7,276           3,137         (1,456)         17,233
 Inventories, net                                            7,594          2,533           3,149           (446)         12,830
 Prepaid income taxes and other current assets                 520            142              41              -             703
 Deferred income tax benefits                                3,684              -               -              -           3,684
                                                          --------        -------          ------       --------        --------
  Total Current Assets                                    $ 23,814        $10,670          $7,355       $ (1,902)       $ 39,937
                                                          --------        -------          ------       --------        --------
PLANT AND EQUIPMENT, AT COST:
 Land                                                     $    984        $     -          $    -       $      -        $    984
 Buildings and improvements                                  4,233            136             930              -           5,299
 Machinery and equipment                                    18,961            625             569              -          20,155
 Equipment leased to others                                 10,867              -               -              -          10,867
                                                          --------        -------          ------       --------        --------
                                                            35,045            761           1,499              -          37,305
 Less: Accumulated depreciation                              6,031            345             623              -           6,999
                                                          --------        -------          ------       --------        --------
  Net Plant and Equipment                                 $ 29,014        $   416          $  876              -        $ 30,306
                                                          --------        -------          ------       --------        --------
OTHER ASSETS:
 Goodwill, net                                            $ 89,775        $16,522          $1,279       $      -        $107,576
 Intangible assets, net                                      1,063              6               -              -           1,069
 Deferred assets, net                                       15,837          1,009               1              -          16,847
 Investment in wholly-owned subsidiaries                    22,945              -               -        (22,945)              -
 Interco Payable / Receivable                                    -              -               -              -               -
 Other assets                                                   19              -               -              -              19
                                                          --------        -------          ------       --------        --------
  Total Other Assets                                      $129,639        $17,537          $1,280       $(22,945)       $125,511
                                                          --------        -------          ------       --------        --------

TOTAL ASSETS                                              $182,467        $28,623          $9,511       $(24,847)       $195,754
                                                          ========        =======          ======       ========        ========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt                     $  4,946        $    44          $    -       $      -        $  4,990
 Accounts payable                                            3,466            678           1,957         (1,456)          4,645
 Payable to parent                                             603              -               -              -             603
 Accrued liabilities                                         7,344            857             498              -           8,699
 Accrued income taxes                                          969              -             216              -           1,185
 Advance accounts                                          (11,206)        10,068           1,138              -               -
                                                          --------        -------          ------       --------        --------
  Total Current Liabilities                               $  6,122        $11,647          $3,809       $ (1,456)       $ 20,122
                                                          --------        -------          ------       --------        --------
NON-CURRENT LIABILITIES
 Long-term debt, less current maturities                  $125,208        $    63          $    -       $      -        $125,271
 Other non-current liabilities                               7,652              -               -              -           7,652
 Deferred income taxes                                       6,439              -               -              -           6,439
                                                          --------        -------          ------       --------        --------
  Total Non-Current Liabilities                           $139,299        $    63          $    -       $      -        $139,362
                                                          --------        -------          ------       --------        --------

 Common stock held by ESOP                                   2,183              -               -              -           2,183
 Less: Note receivable from ESOP                            (1,377)             -               -              -          (1,377)

STOCKHOLDER'S EQUITY:
 Common stock and additional paid-in capital              $ 26,680        $ 5,098          $1,929       $ (7,027)       $ 26,680
 Retained earnings                                           9,560         11,815           4,103        (16,364)          9,114
 Accumulated other comprehensive (loss)                          -              -            (330)             -            (330)
                                                          --------        -------          ------       --------        --------
  Total Stockholder's Equity                              $ 36,240        $16,913          $5,702       $(23,391)       $ 35,464
                                                          --------        -------          ------       --------        --------

TOTAL LIABILITY AND STOCKHOLDER'S EQUITY                  $182,467        $28,623          $9,511       $(24,847)       $195,754
                                                          ========        =======          ======       ========        ========

          SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000
                            (Dollars in thousands)
                                  (Unaudited)

                                                   Parent and its     Guarantor     Non-Guarantor                   Consolidated
                                                      Divisions      Subsidiaries   Subsidiaries    Eliminations       Totals
                                                      ---------      ------------   ------------    ------------       ------

 Net sales                                             $17,383         $ 6,900          $3,296        $(2,428)        $25,151
 Net rentals                                             5,177           9,162             251         (5,177)          9,413
                                                       -------         -------          ------        -------         -------
Net revenues                                           $22,560         $16,062          $3,547        $(7,605)        $34,564

 Cost of sales                                         $11,517         $ 3,776          $2,072        $(2,469)        $14,896
 Cost of rentals                                           593           7,088             152         (5,177)          2,656
 Selling, general and administrative expenses            3,932           3,062             903              -           7,897
 Depreciation and amortization                           1,764             189              19              -           1,972
                                                       -------         -------          ------        -------         -------

Income from operations                                 $ 4,754         $ 1,947          $  401        $    41         $ 7,143

 Interest expense                                      $ 3,534         $     3          $    2        $     -         $ 3,539
 Intercompany interest expense (income)                   (267)            232              35              -               -
 Other expense (income), net                            (1,193)             30              90          1,032             (41)
                                                       -------         -------          ------        -------         -------

Income (loss) before income taxes                      $ 2,680         $ 1,682          $  274        $  (991)        $ 3,645

 Provision for income taxes                                693             809             115              -           1,617
                                                       -------         -------          ------        -------         -------

Net income (loss)                                      $ 1,987         $   873          $  159        $  (991)        $ 2,028
                                                       =======         =======          ======        =======         =======

        SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000
                            (Dollars in thousands)
                                  (Unaudited)

                                                    Parent and its     Guarantor    Non-Guarantor                   Consolidated
                                                      Divisions      Subsidiaries    Subsidiaries    Eliminations      Totals
                                                      ---------      ------------    ------------    ------------      ------
CASH FLOWS FROM OPERATING ACTIVITIES                   $  (473)        $   565          $  544              -         $   636

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash used for capital expenditures                       (489)              -             (44)             -            (533)
 Proceeds from sale of fixed assets                         11               -               -              -              11
                                                       -------         -------          ------        -------         -------
  Net Cash used in Investing Activities                $  (478)              -          $  (44)             -         $  (522)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of other long-term debt                       (1,829)              8               -              -          (1,821)
 Net increase (decrease) in advance account                271            (281)             10              -              -
                                                       -------         -------          ------        -------         -------
  Net Cash (used in) provided by Financing
   Activities                                          $(1,558)        $  (273)         $   10              -         $(1,821)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      -               -             (24)             -             (24)
                                                       -------         -------          -------       -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                           $(2,509)        $   292          $  486              -         $(1,731)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                  6,249             427             542              -           7,218
                                                       -------         -------          ------        -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 3,740         $   719          $1,028              -         $ 5,487
                                                       =======         =======          ======        =======         =======

                      AXIA INCORPORATED AND SUBSIDIARIES
             SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                            AS OF DECEMBER 31, 1999
                            (Dollars in thousands)

                                                    Parent and its     Guarantor    Non-Guarantor                   Consolidated
                                                      Divisions      Subsidiaries    Subsidiaries    Eliminations      Totals
                                                      ---------      ------------    ------------    ------------      ------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                             $  6,249        $   427          $  542       $     --        $  7,218
 Accounts receivable, net                                 7,685          7,123           3,676           (884)         17,600
 Inventories, net                                         6,677          2,461           3,144           (489)         11,793
 Prepaid income taxes and other current assets              938            138              24             --           1,100
 Deferred income tax benefits                             3,489             --              --             --           3,489
                                                       --------        -------          ------       --------        --------
  Total Current Assets                                 $ 25,038        $10,149          $7,386       $ (1,373)       $ 41,200
                                                       --------        -------          ------       --------        --------
PLANT AND EQUIPMENT, AT COST:
 Land                                                  $    984        $    --          $   --       $     --        $    984
 Buildings and improvements                               4,223            136             948             --           5,307
 Machinery and equipment                                 18,762            597             544             --          19,903
 Equipment leased to others                              10,883             --               8             --          10,891
                                                       --------        -------          ------       --------        --------
                                                       $ 34,852        $   733          $1,500             --        $ 37,085
 Less: Accumulated depreciation                           5,051            286             628             --           5,965
                                                       --------        -------          ------       --------        --------
  Net Plant and Equipment                              $ 29,801        $   447          $  872             --        $ 31,120
                                                       --------        -------          ------       --------        --------
OTHER ASSETS:
 Goodwill, net                                         $ 90,362        $16,652          $1,305       $     --        $108,319
 Intangible assets, net                                   1,115              7              --             --           1,122
 Deferred assets, net                                    16,037            989               1             --          17,027
 Investment in wholly-owned subsidiaries                 21,913             --              --        (21,913)             --
 Intercompany Payable / Receivable                           --             --              --             --              --
 Other assets                                                20             --              --             --              20
                                                       --------        -------          ------       --------        --------
  Total Other Assets                                   $129,447        $17,648          $1,306       $(21,913)       $126,488
                                                       --------        -------          ------       --------        --------

TOTAL ASSETS                                           $184,286        $28,244          $9,564       $(23,286)       $198,808
                                                       ========        =======          ======       ========        ========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt                  $  5,423        $    41          $   --       $     --        $  5,464
 Accounts payable                                         3,094            863           1,938           (884)          5,011
 Payable to parent                                          603             --              --             --             603
 Accrued liabilities                                     10,972            893             661             --          12,526
 Accrued income taxes                                        --             --             151             --             151
 Advance accounts                                       (11,477)        10,349           1,128             --              --
                                                       --------        -------          ------       --------        --------
  Total Current Liabilities                            $  8,615        $12,146          $3,878       $   (884)       $ 23,755
                                                       --------        -------          ------       --------        --------
NON-CURRENT LIABILITIES
 Long-term debt, less current maturities               $126,560        $    58          $   --       $     --        $126,618
 Other non-current liabilities                            7,913             --              --             --           7,913
 Deferred income taxes                                    6,205             --              --             --           6,205
                                                       --------        -------          ------       --------        --------
  Total Non-Current Liabilities                        $140,678        $    58          $   --       $     --        $140,736
                                                       --------        -------          ------       --------        --------

 Common stock held by ESOP                                2,183             --              --             --           2,183
 Less: Note receivable from ESOP                         (1,445)            --              --             --          (1,445)

STOCKHOLDER'S EQUITY:
 Common stock and additional paid-in capital           $ 26,680        $ 5,098          $1,929       $ (7,027)       $ 26,680
 Retained earnings                                        7,575         10,942           3,944        (15,375)          7,086
 Accumulated other comprehensive loss                        --             --            (187)            --            (187)
                                                       --------        -------          ------       --------        --------
  Total Stockholder's Equity                           $ 34,255        $16,040          $5,686       $(22,402)       $ 33,579
                                                       --------        -------          ------       --------        --------

TOTAL LIABILITY AND STOCKHOLDER'S EQUITY               $184,286        $28,244          $9,564       $(23,286)       $198,808
                                                       ========        =======          ======       ========        ========

          SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                            (Dollars in thousands)
                                  (Unaudited)

                                                   Parent and its      Guarantor     Non-Guarantor                   Consolidated
                                                     Divisions       Subsidiaries    Subsidiaries    Eliminations       Totals
                                                     ---------       ------------    ------------    ------------       ------
 Net sales                                            $16,431         $ 4,989           $2,758        $  (1,390)        $22,788
 Net rentals                                            4,603           8,145              223           (4,602)          8,369
                                                      -------         -------           ------        ---------         -------
Net revenues                                          $21,034         $13,134           $2,981        $  (5,992)        $31,157

 Cost of sales                                        $11,214         $ 2,909           $1,744          $(1,442)        $14,425
 Cost of rentals                                          506           6,279              137           (4,602)          2,320
 Selling, general and administrative expenses           3,711           2,394              735                -           6,840
 Depreciation and amortization                          1,658             149               23                -           1,830
                                                      -------         -------           ------        ---------         -------
Income from operations                                $ 3,945         $ 1,403           $  342        $      52         $ 5,742

 Interest expense                                     $ 3,548         $     2           $    1        $       -         $ 3,551
 Intercompany interest expense (income)                    43             (43)               -                -               -
 Other expense (income), net                             (967)             15              136              964             148
                                                      -------         -------           ------        ---------         -------
Income (loss) before income taxes                     $ 1,321         $ 1,429           $  205        $    (912)        $ 2,043

 Provision for income taxes                               381             572               98                -           1,051
                                                      -------         -------           ------        ---------         -------

Net income (loss)                                     $   940         $   857           $  107        $    (912)        $   992
                                                      =======         =======           ======        =========         =======

        SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                            (Dollars in thousands)
                                  (Unaudited)

                                                   Parent and its      Guarantor     Non-Guarantor                   Consolidated
                                                     Divisions       Subsidiaries    Subsidiaries    Eliminations       Totals
                                                     ---------       ------------    ------------    ------------       ------

CASH FLOWS FROM OPERATING ACTIVITIES                   $ (128)        $ 1,182           $   42                -         $ 1,096

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash used for capital expenditures                      (694)              -               (1)               -            (695)
 Proceeds from sale of fixed assets                        13               -                -                -              13
                                                      -------         -------           ------        ---------         -------
  Net Cash used in Investing Activities                $ (681)              -           $   (1)               -         $  (682)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in Revolving Credit           $    -          $    -           $    -                -         $     -
 Payments of other long-term debt                        (914)              8                -                -            (906)
 Net increase (decrease) in advance account               957            (903)             (54)               -               -
 Intercompany dividends
 Other equity transactions                                 (2)              -               20                -              18
                                                      -------         -------          -------        ---------         -------
  Net Cash (used in) provided by Financing
   Activities                                          $   41          $ (895)          $  (34)               -          $ (888)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                $    -          $    -           $  (37)               -          $  (37)
                                                      -------         -------           ------        ---------         -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                             (768)            287              (30)               -            (511)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                 4,992             307              605                -           5,904
                                                      -------         -------          -------        ---------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $4,224          $  594           $  575                -          $5,393
                                                      =======         =======          =======        =========         =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   The Company is a leading designer, manufacturer, distributor and marketer of a diverse range of products in several niche markets including productivity enhancing construction tools, formed wire products, and industrial bag closing equipment and systems and material handling systems. The Company operates through three business units: Ames, Nestaway and Fischbein. Ames is a leading designer, manufacturer, distributor and marketer of Automatic Taping and Finishing ("ATF") tools, which are rented or sold to interior finishing contractors to finish drywall joints prior to painting, wallpapering or other forms of final treatment. Nestaway is manufacturer of formed wire products which are used for a variety of commercial and consumer product applications. Fischbein is a worldwide manufacturer and marketer of industrial bag closing equipment and systems and a manufacturer of flexible conveyor handling systems and stackable storage racks.

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

   The Company distributes certain of its products through subsidiaries located in Belgium, France, the United Kingdom, Singapore and Canada. The Company accounts for gains and losses resulting from foreign currency transactions in its consolidated statement of income. Income and expense items are translated at the average exchange rate for the period. The assets and liabilities of foreign subsidiaries are translated at the current rate of exchange at the balance sheet date. Balance sheet translation adjustments have been excluded from the results of operations and are reported as a separate component of stockholder's equity. As the Company's foreign revenues accounted for approximately 13% of the Company's 1999 net revenues and 12% of the Company's net revenues for the quarter ended March 31, 2000, the results of the Company may be favorably or unfavorably affected to the extent the U.S. dollar weakens or strengthens versus the applicable corresponding foreign currency. The Company currently does not generally enter into hedging programs in an attempt to mitigate the fluctuations against the U.S. dollar.

   The Company acquired Thames Packaging Equipment Company, Ltd. ("Thames") in April of 1999, and purchased the assets of Concorde Tool Corporation ("Concorde") in June of 1999. The results of the acquired operations, included in the Fischbein and Ames business units respectively, are reflected in the following financial discussion after the dates of their respective acquisitions.

   During the periods discussed below, except as may be noted, inflation and changing prices have not had, and are not expected to have a material impact on the Company's net revenues or its income from operations.

Results of Operations

   The table below summarizes the results of operations of the Company for the years indicated (in thousand $):

                                                         March 31, 2000        March 31, 1999
                                                         --------------        --------------
Net revenues

Ames net revenues                                       $16,282     47.1%     $13,376     42.9%
Nestaway net revenues                                    11,257     32.6       10,987     35.3
Fischbein net revenues                                    7,025     20.3        6,794     21.8
                                                        -------    -----      -------    -----
      Total net revenues                                $34,564    100.0%     $31,157    100.0%

Cost of revenues (1)                                     17,552     50.8       16,745     53.7
                                                        -------    -----      -------    -----

Gross profit (1)                                        $17,012     49.2%     $14,412     46.3%

Selling, general, administrative expenses (1)             7,897     22.8        6,840     22.0
                                                        -------    -----      -------    -----

EBITDA before other expense (income) (2)                  9,115     26.4%       7,572     24.3%

Depreciation and amortization                             1,972      5.7        1,830      5.9
                                                        -------    -----      -------    -----

Income from operations                                  $ 7,143     20.7%     $ 5,742     18.4%

Interest expense                                          3,539     10.2        3,551     11.1
Other expense (income)                                      (41)     (.1)         148       .5
                                                        -------    -----      -------    -----

Income before income taxes and extraordinary items      $ 3,645     10.6%     $ 2,043      6.8%

Provision for income taxes                                1,617      4.7        1,051      3.5
                                                        -------    -----      -------    -----

Net income                                              $ 2,028      5.9%     $   992      3.3%
                                                        =======    =====      =======    =====

   (1) Excluding depreciation and amortization

   (2) Earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is defined as operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered as an alternative to income from operations as determined in accordance with generally accepted accounting principals as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity.

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999.

   NET REVENUES. Net revenues increased $3,407,000 or 10.9%, to $34,564,000 in the three-month period ended March 31, 2000 from $31,157,000 in the three-month period ended March 31, 1999. The increase in net revenues was a result of increased rentals and sales of automatic taping and finishing ("ATF") tools, sales of dishwasher racks and rack components, and the impact of acquisitions completed after the first quarter of 1999.

   Ames' net revenues increased $2,906,000 or 21.7%, to $16,282,000 in the three-month period ended March 31, 2000 from $13,376,000 in the three-month period ended March 31, 1999. The increase was primarily the result of an increase in both price and volume of rented ATF tools and an increase in sales of ATF tools partially due to an order backlog from the fourth quarter of 1999 and an acquisition. Ames benefited from the strength of the U.S. housing market.

   Nestaway's net revenues increased $270,000 or 2.5%, to $11,257,000 in the three-month period ended March 31, 2000 from $10,987,000 in the three-month period ended March 31, 1999. The revenue increase was primarily attributable to sales of dishwasher racks and rack components which offset reduced revenues from other formed wire products.

   A non-dishwasher rack customer of Nestaway's recently terminated its obligation to purchase certain formed wire products from the Company after July 2000. Sales of these formed wire products to this customer represented approximately $10 million in revenue in 1999 and approximately $1.9 million in the first quarter of 2000. The Company is undertaking efforts to replace the revenues represented by this customer, though there can be no assurance that revenues or profitability achieved in such sales will equal those received from this customer, nor as to when any such revenues will be generated.

   Fischbein's net revenues increased $231,000 or 3.4%, to $7,025,000 in the three-month period ended March 31, 2000 from $6,794,000 in the three-month period ended March 31, 1999. An acquisition in April 1999 contributed revenue growth of $698,000 over the prior year quarter.

   GROSS PROFIT EXCLUDING DEPRECIATION AND AMORTIZATION. Gross profit excluding depreciation and amortization increased $2,600,000 or 18.0%, to $17,012,000 in the three-month period ended March 31, 2000 from $14,412,000 in the three-month period ended March 31, 1999. The increase in gross profit was primarily attributable to the net revenue increase discussed above. Gross profit without depreciation and amortization as a percentage of net revenues improved to 49.2% from 46.3%. This was the combined result of improved business mix with continued revenue growth occurring at the Company's most profitable business unit, cost improvements and product mix.

   Ames' profit margins grew at a rate in excess of the revenue growth rate with gross profits as a percentage of revenues improving due to growth occurring in higher margin revenue components, ATF rentals and sales, and efficiency improvements in the service center operations. Nestaway's profit margins increased with revenues with gross profit as a percentage of revenues approximating that of the prior year. Fischbein's profit margins also improved with revenue growth as did the gross profit as a percentage of revenues due to the contribution of an acquisition whose product lines generate higher margins and improved service parts revenues.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION. Selling, general and administrative expenses ("SG&A") excluding depreciation and amortization increased $1,057,000 or 15.5%, to $7,897,000 in the three-month period ended March 31, 2000 from $6,840,000 in the three-month period ended March 31, 1999. SG&A growth was primarily attributable to increased selling expenses related to Ames' efforts to take advantage of market opportunities related to strong housing starts and continued emphasis on expanded marketing programs. Ames is the most marketing intensive of the Company's three business units; consequently revenue growth is expected to be accompanied with higher levels of SG&A expense. Among those expenses which increased at Ames were higher levels of bad debt, in part due to reserves for potential future losses for billings of tools not returned which are included in revenues; and advertising and promotional expenses. The Company's SG&A expenses also increased as a result of an acquisition.

   EBITDA. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased $1,543,000 or 20.4% to $9,115,000 for the three month period ending March 31, 2000 from $7,572,000 for the three month period ending March 31, 1999. The increase was primarily attributable to the revenue and gross profit margin growth discussed in the preceding paragraphs.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $142,000 or 7.8%, to $1,972,000 in the three-month period ended March 31, 2000 from $1,830,000 in the three-month period ended March 31, 1999. This was primarily attributable to an increase in goodwill amortization and depreciation as a result of acquisitions and capital expenditures.

   INTEREST EXPENSE. Interest expense decreased $12,000 to $3,539,000 in the three-month period ended March 31, 2000 from $3,551,000 in the three-month period ended March 31, 1999. The decrease was the result of reduced levels of debt which was partially offset by higher interest rates on the Company's variable rate debt and additional amortization of deferred financing costs.

   OTHER EXPENSE. Other income was $41,000 in the three-month period ended March 31, 2000 compared to other expense of $148,000 in the three-month period ended March 31, 1999. The Company recorded a gain in the current year quarter as a result of a negotiated lump sum distribution of deferred compensation benefits to the beneficiary of a former executive of the Company. The original agreement executed in 1980 had provided for benefits to be paid upon the death of the former executive over a ten-year period.

   INCOME TAXES AND NET INCOME. The effective tax rate was 44.4% in the three-month period ended March 31, 2000 compared to 51.4% in the three-month period ended March 31, 1999. The lower effective rate resulted from the lessened impact of nondeductible expenses, primarily the amortization of goodwill from the 1998 acquisition of the Company on the effective tax rate. Net income increased $1,036,000 or 104.4% to $2,028,000 in 2000 from $992,000 in the three month period ended March 31, 1999 as a result of the items discussed in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

   The Company generated cash from operating activities of $636,000 in the three month period ended March 31, 2000 compared to $1,096,000 in the three month period ended March 31, 1999 and had cash on hand of $5,487,000 at March 31, 2000. The reduction in cash from operating activities was in part due to a negotiated lump sum distribution of $780,000 to the beneficiary of a former executive pursuant to an employment agreement entered into in 1980. Under the agreement, the Company was required to pay the designee of the former executive an annual payment equal to 40% of his final salary, as defined in the agreement, for a 10-year period upon the former executive's death. The Company had previously purchased life insurance policies on this and other former executives with similar agreements and received proceeds from the related policies in May 1999 upon the death of the former executive. The Company also experienced an increase in working capital as discussed below.

   At March 31, 2000, the Company had working capital of $19,815,000 compared to working capital of $17,045,000 at December 31, 1999. The increase in working capital was primarily due to a reduction in accrued liabilities as a result of a semi-annual interest payment on the Subordinated Notes and the distribution to a former executive discussed above, and an increase in inventory. The inventory increase was primarily attributable to an increase in parts at Ames' service centers in response to increased ATF rentals and at Fischbein due to order activity and product mix. These increases were partially offset by a reduction in cash and an increase in the Company's tax accrual in advance of its April 15, 2000, federal tax installment payment.

   With the consummation of the Transaction, interest payments on the Notes and under the Bank Credit Agreement and amortization of the Term Loan represent significant obligations of the Company. The Company's remaining liquidity demands relate to capital expenditures and working capital needs. For the quarter ended March 31, 2000, the Company spent $533,000 on capital projects. The Company projects capital expenditures of approximately $7.5 million in 2000, although this amount is subject to change based on numerous factors.

   The Company's primary sources of liquidity are cash flows from operations and borrowings under the Bank Credit Agreement. The Revolving Credit Facility provides the Company with $15,000,000 of borrowings, subject to availability under the borrowing base. As a result of outstanding letters of credit, the Company had $14,815,000 in availability. The Company had no borrowings outstanding on its Revolving Credit Facility at March 31, 2000. The Acquisition Facility provides the Company with $25,000,000 of borrowings, subject to customary conditions, of which $22,000,000 was available at March 31, 2000. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments. However, the Company's capital requirements may change, particularly if the Company should complete any material acquisitions or be required to install additional capacity to meet the requirements of current and new customers. The management of the Company continues to evaluate its business and organizational structure on an ongoing basis to determine actions it believes to be in the best interests of the Company and its stockholders. This includes the frequent consideration of acquisitions which may or may not be synergistic with the Company. Financing such acquisitions may require advances from the Company's Acquisition Facility. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

   In May 2000, the Company acquired certain assets of Premier Drywall Tool Company, Inc. The acquisition of these assets was funded through a borrowing from the Company's Acquisition Facility of $4.0 million.

ACCOUNTING CHANGES

   In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Holding Activities" which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earning effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts, either to hedge existing risks or for speculative purposes. Accordingly, management does not expect implementation of this standard to affect its financial position or results of operations.

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

   In 1997, the Company entered into an agreement with an adjoining landowner, who is obligated by NYSDEC to address environmental concerns at his property. By this agreement, the adjoining landowner agreed to accept responsibility for remediating the property formerly owned by the Company if a particular remedy for that property is ultimately approved by NYSDEC. On the advice of its environmental consultants, provided after reviewing available data about the Company's former property, the Company believes it is likely that NYSDEC will approve the remedy in question, but the Company can give no assurance that NYSDEC will in fact offer its approval. The Company paid the $520,000 payable under the agreement and has an exposure under the agreement of up to an additional $120,000 if contamination is more widespread than estimated by the Company's environmental consultants. In the event NYSDEC does not approve the remedy envisioned in the agreement with the adjoining land owner, the Company may terminate the agreement and demand the return of its payment with interest. In that case, the adjoining landowner would no longer be obligated to undertake the remediation of the property formerly owned by the Company.

   Of the consideration paid pursuant to the Merger Agreement, $5,000,000 was set-aside in a special escrow account to cover environmental costs which may be incurred by the Company in connection with cleanup of the site and any damages or other required environmental expenditures relating to the site. The balance in the account, after payment of such costs, will be released to the former stockholders upon the first to occur of the approval by NYSDEC of the proposed remediation action or the confirmation by NYSDEC that remediation at the site has been completed in accordance with its then applicable decision in the matter (the "Early Release Date"). If, however, the Early Release Date occurs before the additional $120,000 is paid under the above-described agreement, the special escrow account will continue as to that $120,000 until it is paid or it has become clear that no claim will be made for such funds. In addition, if certain additional specified cleanup activities are not completed by the Early Release Date, an additional $80,000 will be withheld in the special escrow account until such cleanup is completed. If all of the funds in the special escrow account have not been released by the third anniversary of the Transaction Date, the funds remaining in the special escrow account will be disbursed to the Company to cover the remaining estimated costs, with the balance to be distributed to the former stockholders of the Company, in accordance with an agreement to be reached by the Company and the Stockholder Representative identified in the Merger Agreement, or upon failure of such parties to agree, through an arbitration procedure. Since the escrow account is under the control of the representative of the former stockholders and the escrow has sufficient funds to cover the estimated costs to remediate the site, the Company has neither an asset or a liability on its Consolidated Balance Sheet related to this matter. The settlement of this issue is dependent upon agreements by and between parties unrelated to the Company and therefore the date upon which this matter will be resolved cannot be estimated.

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

   None.

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K.

   No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2000.

   a) Exhibits

EXHIBIT NO.                         DESCRIPTION

 3.1*      Certificate of Incorporation of the Company, as amended

 3.2*      Bylaws of the Company

 4.1* Indenture, as supplemented, dated as of July 22, 1998, by and between the Company and State Street Bank & Trust Company National Bank, as Trustee, with respect to the 10.75% Senior Subordinated Notes due 2008, including the form of the Note.

 4.2**     First Supplemental Indenture, dated as of January 1, 2000

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

10.14** Amendment to Credit Agreement dated as of December 27, 1999, by and among AXIA Incorporated, Ames Taping Tool Systems, Inc., TapeTech Tool Co. Inc., and Paribas


   *   Filed as an exhibit to the Company's Form S-4 (Registration
   No. 333-64555) under an exhibit number identical to that described herein and incorporated herein by this reference.

   ** Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999 under an exhibit number identical to that described herein and incorporated herein by this reference.

                                  SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AXIA INCORPORATED



Date: May 11, 2000                  /s/ Lyle J. Feye
                                    -------------------------
                                    Lyle J. Feye
                                    Vice President Finance, Treasurer,
                                    Chief Financial Officer