Form 10-Q
period 2000-06-30
AXIA INC
filed 2000-08-14
CIK 12635

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    FOR QUARTER ENDED JUNE 30, 2000            COMMISSION FILE NO. 333-64555


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


           YES ___X____              NO ______

                                    PART I
Item 1.  Financial Statements

                      AXIA INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                 (Dollars in thousands, except share amounts)

                                                                          June 30, 2000    December 31, 1999
                                                                          --------------   ------------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                     $  6,887             $  7,218
 Accounts receivable, net                                                        17,938               17,600
 Inventories, net                                                                15,363               11,793
 Prepaid income taxes and other current assets                                      906                1,100
 Deferred income tax benefits                                                     3,713                3,489
                                                                               --------             --------
       Total Current Assets                                                    $ 44,807             $ 41,200

PLANT AND EQUIPMENT, AT COST:
 Land                                                                          $    984             $    984
 Buildings and improvements                                                       5,290                5,307
 Machinery and equipment                                                         20,927               19,903
 Equipment leased to others                                                      10,906               10,891
                                                                               --------             --------
                                                                                 38,107               37,085
 Less: Accumulated depreciation                                                   8,037                5,965
                                                                               --------             --------
       Net Plant and Equipment                                                 $ 30,070             $ 31,120

OTHER ASSETS:
 Goodwill, net                                                                 $108,622             $108,319
 Intangible assets, net                                                           1,026                1,122
 Deferred charges, net                                                           16,737               17,027
 Other assets                                                                        19                   20
                                                                               --------             --------
       Total Other Assets                                                      $126,404             $126,488
                                                                               --------             --------

TOTAL ASSETS                                                                   $201,281             $198,808
                                                                               ========             ========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt                                          $  4,919             $  5,464
 Accounts payable                                                                 4,639                5,011
 Payable to parent                                                                  703                  603
 Accrued liabilities                                                             11,629               12,526
 Accrued income taxes                                                                38                  151
                                                                               --------             --------
       Total Current Liabilities                                               $ 21,928             $ 23,755

NON-CURRENT LIABILITIES:
 Long-term debt, less current maturities                                       $126,361             $126,618
 Other non-current liabilities                                                    7,649                7,913
 Deferred income taxes                                                            6,488                6,205
                                                                               --------             --------
       Total Non-Current Liabilities                                           $140,498             $140,736

 Commitments and contingencies                                                       --                   --
 Common stock held by ESOP                                                        2,183                2,183
 Less: Note receivable from ESOP                                                 (1,044)              (1,445)

STOCKHOLDER'S EQUITY:
 Common stock ($.01) par value; 100 shares
       authorized, issued and outstanding                                      $     --             $     --
 Additional paid-in capital                                                      26,680               26,680
 Retained earnings                                                               11,594                7,086
 Accumulated other comprehensive loss                                              (558)                (187)
                                                                               --------             --------
       Total Stockholder's Equity                                              $ 37,716             $ 33,579
                                                                               --------             --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                     $201,281             $198,808
                                                                               ========             ========



                        The accompanying notes to the unaudited interim consolidated financial statements are an integral party of these financial statements

                       AXIA INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                             (Dollars in thousands)



                                                                                     Other Comprehensive Income
                                                                              --------------------------------------------
                                           Common     Additional               Minimum     Cumulative      Accumulated       Compre-
                                           Stock       Paid-in     Retained    Pension     Translation    Other Comprehen-   hensive
                                         Par Value     Capital     Earnings   Liability    Adjustments    sive Income (loss) Income
                                         ---------   ----------   --------   ----------   ------------   ------------------ --------
BALANCE, DECEMBER 31, 1998               $    --      $26,511    $ 1,482       $ (1)         $ 210             $ 209        $    --

    Net income                                --           --      2,594         --             --                --          2,594
   Cumulative translation adjustment          --           --         --         --           (368)             (368)          (368)
                                                                                                                            -------

   Comprehensive income                                                                                                     $ 2,226
                                                                                                                            =======
                                         -------      -------    -------       ----          -----             -----
BALANCE, JUNE 30, 1999                   $    --      $26,511    $ 4,076       $ (1)         $(158)            $(159)
    (Unaudited)                          =======      =======    =======       ====          =====             =====


BALANCE, DECEMBER 31, 1999               $   --       $26,680    $ 7,086       $ --          $(187)            $(187)       $    --

   Net income                                --            --      4,508         --             --                --          4,508
   Cumulative translation adjustment         --            --         --         --           (371)             (371)          (371)
                                                                                                                            -------

   Comprehensive income                                                                                                     $ 4,137
                                                                                                                            =======
                                         ----         -------    -------       ----          -----             -----
BALANCE, JUNE 30, 2000                   $ --         $26,680    $11,594       $ --          $(558)            $(558)
    (Unaudited)                          ====         =======    =======       ====          =====             =====



                        The accompanying notes ot the unaudited interim consolidated financial statements are an integral part of these financial statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                            (Dollars in thousands)
                                  (Unaudited)



                                                 April 1, 2000    April 1, 1999
                                                       to               to
                                                 June 30, 2000    June 30, 1999
                                                 --------------   --------------

  Net sales                                           $26,699          $24,138
  Net rentals                                           9,718            8,917
                                                      -------          -------

Net revenues                                          $36,417          $33,055

  Cost of sales                                       $16,268          $14,884
  Cost of rentals                                       2,673            2,604
  Selling, general and administrative expenses          7,438            7,244
  Depreciation and amortization                         1,965            1,845
                                                      -------          -------

Income from operations                                $ 8,073          $ 6,478

  Interest expense                                    $ 3,577          $ 3,574
  Interest income                                        (110)             (83)
  Other expense (income), net                              35              (99)
                                                      -------          -------

Income before income taxes                            $ 4,571          $ 3,086

  Provision for income taxes                            2,091            1,484
                                                      -------          -------

Net income                                            $ 2,480          $ 1,602
                                                      =======          =======

    The accompanying notes to the unaudited interim consolidated financial statements are an integral part of these financial statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                            (Dollars in thousands)
                                  (Unaudited)


                                                 January 1, 2000    January 1, 1999
                                                        to               to
                                                   June 30, 2000      June 30, 1999
                                                 ---------------    ---------------
  Net sales                                        $51,850              $46,926
  Net rentals                                       19,131               17,286
                                                   -------              -------

Net revenues                                       $70,981              $64,212

  Cost of sales                                    $31,164              $29,309
  Cost of rentals                                    5,329                4,924
  Selling, general and administrative expenses      15,335               14,084
  Depreciation and amortization                      3,937                3,675
                                                   -------              -------

Income from operations                             $15,216              $12,220

  Interest expense                                 $ 7,116              $ 7,125
  Interest income                                     (178)                (147)
  Other expense (income), net                           62                  113
                                                   -------              -------

Income before income taxes                         $ 8,216              $ 5,129

  Provision for income taxes                         3,708                2,535
                                                   -------              -------

Net income                                         $ 4,508              $ 2,594
                                                   =======              =======

The accompanying notes to the unaudited interim consolidated financial statements are an integral part of these financial statements.

                      AXIA INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                            (Dollars in thousands)
                                  (Unaudited)



                                                            January 1, 2000    January 1, 1999
                                                                   to                 to
                                                              June 30, 2000      June 30, 1999
                                                             ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $ 4,508            $ 2,594
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                    4,423              4,066
  Deferred income tax provision (benefit)                             59               (100)
  Loss on disposal of fixed assets                                   242                112
  Allocated ESOP shares                                              401                137
  Provision for losses on accounts receivable                      1,996                952
  Provision for obsolescence of inventories                           10                (19)
  Gain on pension expense                                           (167)              (118)
  Changes in operating assets and liabilities:
     Accounts receivable                                          (1,672)            (2,127)
     Inventories                                                  (2,579)               507
     Accounts payable                                               (250)               855
     Accrued liabilities                                          (1,263)               690
     Payable to parent                                               100                215
     Other current assets                                             75               (101)
     Income taxes payable                                             67               (556)
     Other non-current assets                                        (84)               303
     Other non-current liabilities                                  (264)               332
                                                                 --------            --------
   Net Cash (used in) provided by Operating Activities            $ 5,602            $ 7,742

CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash used for capital expenditures                              $(1,375)           $(1,630)
 Cash used for acquisitions, (net of cash acquired)               (3,709)            (5,295)
 Proceeds from sale of fixed assets                                   16                 22
                                                                 --------            --------
  Net Cash (used in) provided by Investing Activities            $(5,068)           $(6,903)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Borrowing on Acquisition Facility                               $ 4,000            $ 3,000
 Payments of other long-term debt                                 (4,802)            (2,408)
                                                                 --------            --------
  Net Cash (used in) provided by Financing Activities            $  (802)           $   592

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (63)                70
                                                                 --------            --------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                     $  (331)           $ 1,501

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                         7,218              5,904
                                                                 --------            --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                                          $ 6,887            $ 7,405
                                                                 ========           =========

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

NOTE 2  INVENTORIES

    Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market. The cost elements included in inventories are material, labor and factory overhead. Inventories, net of reserves of $418,000 and $386,000 as of June 30, 2000 and December 31, 1999, respectively, consist of the following (in thousands):

                                      June 30, 2000         December 31, 1999
                                      -------------         -----------------

           Raw materials                $ 5,459                 $ 4,651
           Work in process                1,165                   1,073
           Finished goods                 8,739                   6,069
                                        -------                 -------
           Total inventories            $15,363                 $11,793
                                        =======                 =======


In May of 2000, the Company acquired certain assets of Premier Drywall Tool Company of which approximately $1,186,000 of the purchase price was for inventory.

NOTE 3  LONG-TERM DEBT

  Long-term debt, inclusive of capital lease obligations which are not material, consists of the following (in thousands):

                                                                     June 30, 2000            December 31, 1999
                                                                     -------------            ------------------
            10.75% Senior Subordinated Notes                          $100,000                     $100,000
            Term Loan (8.18% at June 30, 2000)                          23,477                       28,040
            ESOP Term Loan (8.18% at June 30, 2000)                        609                          862
            Acquisition Facility (8.15% at June 30, 2000)                7,000                        3,000
            Other                                                          194                          180
                                                                      --------                     --------
             Total Debt                                               $131,280                     $132,082
            Less Current maturities                                     (4,919)                      (5,464)
                                                                      --------                     --------
             Total Long-Term Debt                                     $126,361                     $126,618
                                                                      ========                     ========

  On June 30, 2000, the Company made a voluntary principal payment on its Bank Credit Agreement of $2,000,000.


  Current maturities of long-term debt as of June 30, 2000 consisted of the following (in thousands):


                                                                   Scheduled Payment
                                                                         Date                        Amount
                                                                   -----------------                --------

            Term Loan and ESOP Loan                               September 30, 2000                 $1,209
            Term Loan and ESOP Loan                                December 31, 2000                  1,209
            Term Loan and ESOP Loan                                   March 31, 2001                  1,209
            Term Loan and ESOP Loan                                    June 30, 2001                  1,209
            Other                                                            Various                     83
                                                                                                     ------
             Total Current Maturities                                                                $4,919
                                                                                                     ======

  See also NOTE 7  SUBSEQUENT EVENTS

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

  Fischbein ("Fischbein") is a worldwide manufacturer of industrial bag closing equipment and systems, and a manufacturer of flexible conveyor handling systems and stackable storage equipment. Bag closing equipment and systems include: (i) portable and stationary industrial sewing heads and sewing systems for paper, textile and woven polypropylene bags; (ii) industrial heat sealing and bag handling systems for paper and plastic bags and (iii) consumables, including thread, tape and service parts. Fischbein also manufactures extendable, flexible, gravity and motorized conveyors and portable, nestable and stackable warehouse storage racks.

  A summary of segment information for the three months ended June 30, 2000 and June 30, 1999 is as follows (in thousands):

                                                 Ames     Nestaway   Fischbein    Corporate    Consolidated
                                                -------   --------   ---------    ----------   ------------
June 30, 2000
Revenues                                        $16,395    $12,513      $7,509       $  -          $36,417
Income from operations                            5,163      2,489       1,106        (685)          8,073
Depreciation and amortization                     1,032        674         250         250           2,206
Capital expenditures                                319        435          86           2             842

June 30, 1999

Revenues                                        $14,270    $10,722      $8,063       $  -          $33,055
Income from operations                            4,196      2,053       1,175        (946)          6,478
Depreciation and amortization                       954        610         276         201           2,041
Capital expenditures                                695        127         108           5             935

  A summary of segment information for the six months ended June 30, 2000 and June 30, 1999 is as follows (in thousands):

                                                 Ames     Nestaway   Fischbein   Corporate    Consolidated
                                                -------   --------   ---------   ----------   ------------
June 30, 2000

Revenues                                        $32,677    $23,770     $14,534     $     -        $ 70,981
Income from operations                           10,138      4,516       2,001      (1,439)         15,216
Total assets                                     84,118     57,476      35,725      23,962         201,281
Depreciation and amortization                     2,091      1,347         481         504           4,423
Capital expenditures                                679        535         148          13           1,375

June 30, 1999

Revenues                                        $27,646    $21,709     $14,857     $     -        $ 64,212
Income from operations                            7,949      4,043       1,940      (1,712)         12,220
Total assets                                     80,750     59,871      35,715      23,869         200,205
Depreciation and amortization                     1,834      1,302         525         405           4,066
Capital expenditures                              1,236        231         158           5           1,630

NOTE 6  ACQUISITIONS

  In May 2000, the Company acquired certain assets of Premier Drywall Tool Company, a manufacturer and distributor of automatic taping and finishing tools for approximately $4,100,000, of which $400,000, subject to adjustment pursuant to the agreement, is payable 90 days after closing. The Company utilized its Acquisition Facility to finance the acquisition.

  This acquisition was accounted for using the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to assets acquired based on their estimated fair market values at the date of the acquisition. The operating results of this acquisition were included in the consolidated statements of operations from its acquisition date. Pro forma results of these acquisitions have not been presented as the pro forma revenue and net income would not be materially different from the Company's actual results.

  Based on preliminary estimates of the fair value of the net asset acquired, the Company preliminarily recorded goodwill from the acquisitions of $1,771,000. Although Management has used its best judgment and available information in estimating the fair values of the net assets acquired, various analyses and operational decisions may result in changes in the current estimates and corresponding revaluation of the goodwill as a result of the acquisition.

NOTE 7  SUBSEQUENT EVENTS

  AXIA Group, Inc. and Cortec Group Fund III, L.P. announced on July 21, 2000 that they have signed a definitive agreement for an affiliate of Cortec to acquire AXIA Group. Terms of the agreement are not being disclosed. Closing of the sale is expected in late August.

  In connection with the transaction, Axia Incorporated, a wholly-owned subsidiary of AXIA Group, Inc., announced that it would conduct an offer to purchase and consent solicitation for its outstanding 10 3/4% Senior Subordinated Notes.

NOTE 8  SUBSIDIARY GUARANTEES

  The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees") by Ames Taping Tool Systems, Inc., FBH Contracting Services Corporation, and TapeTech Tool Co., Inc., each a wholly-owned subsidiary of the Company and each a "Guarantor." These subsidiaries, together with the operating divisions of the Company, represent all of the operations of the Company conducted in the United States. The remaining subsidiaries of the Company are foreign subsidiaries.

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

                       AXIA INCORPORATED AND SUBSIDIARIES
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                              AS OF JUNE 30, 2000
                             (Dollars in thousands)
                                  (Unaudited)


                                                      Parent and its      Guarantor     Non-Guarantor                   Consolidated
                                                         Divisions      Subsidiaries    Subsidiaries     Eliminations      Totals
                                                      ---------------   ------------   --------------    ------------   ------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                               $  5,815         $   646          $  426    $         -         $  6,887
 Accounts receivable, net                                   8,971           7,533           3,258          (1,824)         17,938
 Inventories, net                                           9,430           3,010           3,452            (529)         15,363
 Prepaid income taxes and other current assets                603             205              98               -             906
 Deferred income tax benefits                               3,713               -               -               -           3,713
                                                         --------         -------          ------        --------        --------
    Total Current Assets                                 $ 28,532         $11,394          $7,234        $ (2,353)       $ 44,807
                                                         --------         -------          ------        --------        --------

PLANT AND EQUIPMENT, AT COST:
 Land                                                    $    984         $     -          $    -        $      -        $    984
 Buildings and improvements                                 4,225             136             929               -           5,290
 Machinery and equipment                                   19,650             675             602               -          20,927
 Equipment leased to others                                10,906               -               -               -          10,906
                                                         --------         -------          ------        --------        --------
                                                         $ 35,765         $   811          $1,531               -        $ 38,107
 Less: Accumulated depreciation                             7,006             403             628               -           8,037
                                                         --------         -------          ------        --------        --------
    Net Plant and Equipment                              $ 28,759         $   408          $  903        $      -        $ 30,070
                                                         --------         -------          ------        --------        --------

OTHER ASSETS:
 Goodwill, net                                           $ 89,589         $17,760          $1,273        $      -        $108,622
 Intangible assets, net                                     1,022               4               -               -           1,026
 Deferred assets, net                                      15,717           1,019               1               -          16,737
 Investment in wholly-owned subsidiaries                   23,987               -               -         (23,987)              -
 Other assets                                                  19               -               -               -              19
                                                         --------         -------          ------        --------        --------
    Total Other Assets                                   $130,334         $18,783          $1,274        $(23,987)       $126,404
                                                         --------         -------          ------        --------        --------

TOTAL ASSETS                                             $187,625         $30,585          $9,411        $(26,340)       $201,281
                                                         ========         =======          ======        ========        ========


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt                    $  4,872         $    47          $    -        $      -        $  4,919
 Accounts payable                                           3,480             825           2,158          (1,824)          4,639
 Payable to parent                                            703               -               -               -             703
 Accrued liabilities                                       10,525             744             360               -          11,629
 Accrued income taxes                                        (224)              -             262               -              38
 Advance accounts                                         (12,104)         11,011           1,093               -               -
                                                         --------         -------          ------        --------        --------
    Total Current Liabilities                            $  7,252         $12,627          $3,873        $ (1,824)       $ 21,928
                                                         --------         -------          ------        --------        --------

NON-CURRENT LIABILITIES
 Long-term debt, less current maturities                 $126,294         $    67          $    _        $      -        $126,361
 Other non-current liabilities                              7,649               -               -               -           7,649
 Deferred income taxes                                      6,488               -               -               -           6,488
                                                         --------         -------          ------        --------        --------
    Total Non-Current Liabilities                        $140,431         $    67          $    -        $      -        $140,498
                                                         --------         -------          ------        --------        --------

 Common stock held by ESOP                               $  2,183               -               -               -        $  2,183
 Less: Note receivable from ESOP                           (1,044)              -               -               -          (1,044)

STOCKHOLDER'S EQUITY:
 Common stock and additional paid-in capital             $ 26,680         $ 5,098          $1,929        $ (7,027)       $ 26,680
 Retained earnings                                         12,123          12,793           4,167         (17,489)         11,594
 Accumulated other comprehensive loss                           -               -            (558)              -            (558)
                                                         --------         -------          ------        --------        --------

    Total Stockholder's Equity                           $ 38,803         $17,891          $5,538        $(24,516)       $ 37,716
                                                         --------         -------          ------        --------        --------

TOTAL LIABILITY AND STOCKHOLDER'S EQUITY                 $187,625         $30,585          $9,411        $(26,340)       $201,281
                                                         ========         =======          ======        ========        ========

                       AXIA INCORPORATED AND SUBSIDIARIES
           SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                             (Dollars in thousands)
                                  (Unaudited)


                                                        Parent and its     Guarantor     Non-Guarantor                 Consolidated
                                                           Divisions      Subsidiaries   Subsidiaries    Eliminations     Totals
                                                        ---------------   ------------   -------------   ------------- -------------
 Net sales                                                 $18,740         $ 6,707          $3,447        $(2,195)        $26,699
 Net rentals                                                 5,346           9,471             245         (5,344)          9,718
                                                           -------         -------          ------        -------         -------

Net revenues                                               $24,086         $16,178          $3,692        $(7,539)        $36,417

 Cost of sales                                              12,677           3,657           2,047         (2,113)         16,268
 Cost of rentals                                               573           7,288             156         (5,344)          2,673
 Selling, general and administrative expenses                3,454           3,111             873              -           7,438
 Depreciation and amortization                               1,740             191              34              -           1,965
                                                           -------         -------          ------        -------         -------

Income from operations                                     $ 5,642         $ 1,931          $  582        $   (82)        $ 8,073

 Interest expense                                            3,575               2               -              -           3,577
 Intercompany interest expense (income)                       (277)            242              35              -               -
 Other expense (income), net                                (1,529)             30             127          1,297             (75)
                                                           -------         -------          ------        -------         -------

Income (loss) before income taxes                          $ 3,873         $ 1,657          $  420        $(1,379)        $ 4,571

 Provision for income taxes                                  1,311             679             101              -           2,091
                                                           -------         -------          ------        -------         -------

Net income (loss)                                          $ 2,562         $   978          $  319        $(1,379)        $ 2,480
                                                           =======         =======          ======        =======         =======

                       AXIA INCORPORATED AND SUBSIDIARIES
           SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (Dollars in thousands)
                                  (Unaudited)

                                                          Parent and its     Guarantor     Non-Guarantor               Consolidated
                                                             Divisions      Subsidiaries   Subsidiaries   Eliminations    Totals
                                                          --------------    ------------   -------------  ------------ -------------

 Net sales                                                   $36,123         $13,607          $6,743       $ (4,623)        $51,850
 Net rentals                                                  10,523          18,633             496        (10,521)         19,131
                                                             -------         -------          ------       --------         -------

Net revenues                                                 $46,646         $32,240          $7,239       $(15,144)        $70,981

 Cost of sales                                               $24,194         $ 7,433          $4,119       $ (4,582)         31,164
 Cost of rentals                                               1,166          14,376             308        (10,521)          5,329
 Selling, general and administrative expenses                  7,386           6,173           1,776              -          15,335
 Depreciation and amortization                                 3,504             380              53              -           3,937
                                                             -------         -------          ------       --------         -------

Income from operations                                       $10,396         $ 3,878          $  983       $    (41)        $15,216

 Interest expense                                              7,109               5               2              -           7,116
 Intercompany interest expense (income)                         (544)            474              70              -               -
 Other expense (income), net                                  (2,722)             60             217          2,329            (116)
                                                             -------         -------          ------       --------         -------

Income (loss) before income taxes                            $ 6,553         $ 3,339          $  694       $ (2,370)        $ 8,216

 Provision for income taxes                                    2,004           1,488             216              -           3,708
                                                             -------         -------          ------       --------         -------

Net income (loss)                                            $ 4,549         $ 1,851          $  478       $ (2,370)        $ 4,508
                                                             =======         =======          ======       ========         =======


                       AXIA INCORPORATED AND SUBSIDIARIES
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (Dollars in thousands)
                                  (Unaudited)

                                                          Parent and its      Guarantor     Non-Guarantor               Consolidated
                                                             Divisions      Subsidiaries    Subsidiaries    Eliminations    Totals
                                                         ---------------   -------------   --------------   ------------ -----------

CASH FLOWS FROM OPERATING ACTIVITIES                         $ 5,710           $(458)           $ 350           $           $ 5,602

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash used for capital expenditures                           (1,260)              -             (115)              -        (1,375)
 Cash used for acquisitions                                   (3,709)              -                -               -        (3,709)
 Proceeds from sale of fixed assets                               16               -                -               -            16
                                                             -------           -----            -----           -----       -------

    Net Cash used in Investing Activities                    $(4,953)          $   -            $(115)          $           $(5,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing on Acquisition Facility                             4,000               -                -               -         4,000
 Payments of other long-term debt                             (4,817)             15                -               -        (4,802)
 Net increase (decrease) in advance account                     (374)            662             (288)              -             -
                                                             -------           -----            -----           -----       -------

    Net Cash (used in) provided by Financing Activities      $(1,191)          $ 677            $(288)          $           $  (802)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            -               -              (63)              -           (63)
                                                             -------           -----            -----           -----       -------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                    (434)            219             (116)              -          (331)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                        6,249             427              542               -         7,218
                                                             -------           -----            -----           -----       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 5,815           $ 646            $ 426           $   -       $ 6,887
                                                             =======           =====            =====           =====       =======

                       AXIA INCORPORATED AND SUBSIDIARIES
              SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
                            AS OF DECEMBER 31, 1999
                             (Dollars in thousands)


                                                       Parent and its     Guarantor     Non-Guarantor                  Consolidated
                                                          Divisions      Subsidiaries   Subsidiaries    Eliminations      Totals
                                                       ---------------   ------------   --------------  -------------  -------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                               $  6,249         $   427          $  542        $      -        $  7,218
 Accounts receivable, net                                   7,685           7,123           3,676            (884)         17,600
 Inventories, net                                           6,677           2,461           3,144            (489)         11,793
 Prepaid income taxes and other current assets                938             138              24               -           1,100
 Deferred income tax benefits                               3,489               -               -               -           3,489
                                                         --------         -------          ------        --------        --------
    Total Current Assets                                 $ 25,038         $10,149          $7,386        $ (1,373)       $ 41,200
                                                         --------         -------          ------        --------        --------

PLANT AND EQUIPMENT, AT COST:
 Land                                                    $    984         $     -          $    -        $      -        $    984
 Buildings and improvements                                 4,223             136             948               -           5,307
 Machinery and equipment                                   18,762             597             544               -          19,903
 Equipment leased to others                                10,883               -               8               -          10,891
                                                         --------         -------          ------        --------        --------
                                                         $ 34,852         $   733          $1,500               -        $ 37,085
 Less: Accumulated depreciation                             5,051             286             628               -           5,965
                                                         --------         -------          ------        --------        --------
    Net Plant and Equipment                              $ 29,801         $   447          $  872               -        $ 31,120
                                                         --------         -------          ------        --------        --------

OTHER ASSETS:
 Goodwill, net                                           $ 90,362         $16,652          $1,305        $      -        $108,319
 Intangible assets, net                                     1,115               7               -               -           1,122
 Deferred assets, net                                      16,037             989               1               -          17,027
 Investment in wholly-owned subsidiaries                   21,913               -               -         (21,913)              -
 Interco Payable / Receivable                                   -               -               -               -               -
 Other assets                                                  20               -               -               -              20
                                                         --------         -------          ------        --------        --------
    Total Other Assets                                   $129,447         $17,648          $1,306        $(21,913)       $126,488
                                                         --------         -------          ------        --------        --------

TOTAL ASSETS                                             $184,286         $28,244          $9,564        $(23,286)       $198,808
                                                         ========         =======          ======        ========        ========


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt                    $  5,423         $    41          $    -        $      -        $  5,464
 Accounts payable                                           3,094             863           1,938            (884)          5,011
 Payable to parent                                            603               -               -               -             603
 Accrued liabilities                                       10,972             893             661               -          12,526
 Accrued income taxes                                           -               -             151               -             151
 Advance accounts                                         (11,477)         10,349           1,128               -               -
                                                         --------         -------          ------        --------        --------
    Total Current Liabilities                            $  8,615         $12,146          $3,878        $   (884)       $ 23,755
                                                         --------         -------          ------        --------        --------

NON-CURRENT LIABILITIES
 Long-term debt, less current maturities                 $126,560         $    58          $    -        $      -        $126,618
 Other non-current liabilities                              7,913               -               -               -           7,913
 Deferred income taxes                                      6,205               -               -               -           6,205
                                                         --------         -------          ------        --------        --------
    Total Non-Current Liabilities                        $140,678         $    58          $    -        $      -        $140,736
                                                         --------         -------          ------        --------        --------

 Common stock held by ESOP                                  2,183               -               -               -           2,183
 Less: Note receivable from ESOP                           (1,445)              -               -               -          (1,445)

STOCKHOLDER'S EQUITY:
 Common stock and additional paid-in capital             $ 26,680         $ 5,098          $1,929        $ (7,027)       $ 26,680
 Retained earnings                                          7,575          10,942           3,944         (15,375)          7,086
 Accumulated other comprehensive loss                           -               -            (187)              -            (187)
                                                         --------         -------          ------        --------        --------

    Total Stockholder's Equity                           $ 34,255         $16,040          $5,686        $(22,402)       $ 33,579
                                                         --------         -------          ------        --------        --------

TOTAL LIABILITY AND STOCKHOLDER'S EQUITY                 $184,286         $28,244          $9,564        $(23,286)       $198,808
                                                         ========         =======          ======        ========        ========

                       AXIA INCORPORATED AND SUBSIDIARIES
           SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                             (Dollars in thousands)
                                  (Unaudited)


                                                     Parent and its     Guarantor     Non-Guarantor                  Consolidated
                                                        Divisions      Subsidiaries   Subsidiaries    Eliminations      Totals
                                                    ---------------    ------------   -------------   ------------   -------------
 Net sales                                              $16,757         $ 5,410          $3,627        $(1,656)        $24,138
 Net rentals                                              4,905           8,690             226         (4,904)          8,917
                                                        -------         -------          ------        -------         -------

Net revenues                                            $21,662         $14,100          $3,853        $(6,560)        $33,055

 Cost of sales                                           11,141           3,132           2,287         (1,676)         14,884
 Cost of rentals                                            588           6,783             137         (4,904)          2,604
 Selling, general and administrative expenses             3,882           2,511             851              -           7,244
 Depreciation and amortization                            1,591             227              27              -           1,845
                                                        -------         -------          ------        -------         -------

Income from operations                                  $ 4,460         $ 1,447          $  551        $    20         $ 6,478

 Interest expense                                         3,571               3               -              -           3,574
 Intercompany interest expense (income)                     (20)             20               -              -               -
 Other expense (income), net                             (1,439)             18             102          1,137            (182)
                                                        -------         -------          ------        -------         -------

Income (loss) before income taxes                       $ 2,348         $ 1,406          $  449        $(1,117)        $ 3,086

 Provision for income taxes                                 766             554             164              -           1,484
                                                        -------         -------          ------        -------         -------

Net income (loss)                                       $ 1,582         $   852          $  285        $(1,117)        $ 1,602
                                                        =======         =======          ======        =======         =======

                       AXIA INCORPORATED AND SUBSIDIARIES
           SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                                                          Parent and its     Guarantor     Non-Guarantor               Consolidated
                                                             Divisions     Subsidiaries    Subsidiaries  Eliminations     Totals
                                                          --------------   ------------    ------------- ------------  ------------
 Net sales                                                  $33,188         $10,399           $6,385       $ (3,046)        $46,926
 Net rentals                                                  9,508          16,835              449         (9,506)         17,286
                                                            -------         -------           ------       --------         -------

Net revenues                                                $42,696         $27,234           $6,834       $(12,552)        $64,212

 Cost of sales                                              $22,355         $ 6,041           $4,031       $ (3,118)        $29,309
 Cost of rentals                                              1,094          13,062              274         (9,506)          4,924
 Selling, general and administrative expenses                 7,593           4,905            1,586              -          14,084
 Depreciation and amortization                                3,249             376               50              -           3,675
                                                            -------         -------           ------       --------         -------

Income from operations                                      $ 8,405         $ 2,850           $  893       $     72         $12,220

 Interest expense                                           $ 7,119         $     5           $    1       $      -          $ 7,125
 Intercompany interest expense (income)                          23             (23)               -              -               -
 Other expense (income), net                                $(2,406)             33              238          2,101             (34)
                                                            -------         -------           ------       --------         -------

Income (loss) before income taxes                           $ 3,669         $ 2,835           $  654       $ (2,029)        $ 5,129

 Provision for income taxes                                   1,147           1,126              262              -           2,535
                                                            -------         -------           ------       --------         -------

Net income (loss)                                           $ 2,522         $ 1,709           $  392       $ (2,029)        $ 2,594
                                                            =======         =======           ======       ========         =======


                       AXIA INCORPORATED AND SUBSIDIARIES
         SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                                                          Parent and its    Guarantor     Non-Guarantor                 Consolidated
                                                             Divisions     Subsidiaries   Subsidiaries   Eliminations      Totals
                                                          --------------   ------------   -------------  ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES                        $ 5,230         $ 2,209          $   303           $   -        $ 7,742

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash used for capital expenditures                          (1,586)              -              (44)              -         (1,630)
 Cash used for acquisitions                                  (2,475)              -          $(2,820)              -         (5,295)
 Proceeds from sale of fixed assets                              22               -                -               -             22
                                                            -------         -------          -------           -----         -------

    Net Cash used in Investing Activities                   $(4,039)        $     -          $(2,864)          $   -        $(6,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in revolving credit                      -               -                -               -              -
 Borrowing on acquisition facility                            3,000               -                -               -          3,000
 Payments of other long-term debt                            (2,426)             18                -               -         (2,408)
 Net increase (decrease) in advance account                  (2,000)              -            2,000               -              -
 Intercompany dividends                                       1,457          (1,346)            (111)              -              -
 Other equity transactions                                     (748)              -              748               -              -
                                                            -------         -------          -------           -----        -------

    Net Cash (used in) provided by Financing Activities     $  (717)        $(1,328)         $ 2,637           $   -        $   592

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           -               -               70               -             70
                                                            -------         -------          -------           -----        -------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                    474             881              146               -          1,501

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                       4,992             307              605               -          5,904
                                                            -------         -------          -------           -----        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 5,466         $ 1,188          $   751           $   -        $ 7,405
                                                            =======         =======          =======           =====        =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is a leading designer, manufacturer, distributor and marketer of a diverse range of products in several niche markets including productivity enhancing construction tools, formed wire products, industrial bag closing equipment and systems, and material handling systems. The Company operates through three business units: Ames, Nestaway and Fischbein. Ames is a leading designer, manufacturer, distributor and marketer of Automatic Taping and Finishing ("ATF") tools, which are rented or sold to interior finishing contractors to finish drywall joints prior to painting, wallpapering or other forms of final treatment. Nestaway is manufacturer of formed wire products which are used for a variety of commercial and consumer product applications. Fischbein is a worldwide manufacturer and marketer of industrial bag closing equipment and systems and a manufacturer of flexible conveyor handling systems and stackable storage racks.

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

     The Company distributes certain of its products through subsidiaries located in Belgium, France, the United Kingdom, Singapore and Canada. The Company accounts for gains and losses resulting from foreign currency transactions in its consolidated statement of income. Income and expense items are translated at the average exchange rate for the period. The assets and liabilities of foreign subsidiaries are translated at the current rate of exchange at the balance sheet date. Balance sheet translation adjustments have been excluded from the results of operations and are reported as a separate component of stockholder's equity. As the Company's foreign revenues accounted for approximately 13% of the Company's 1999 net revenues and 11% of the Company's net revenues for the six months ended June 30, 2000, the results of the Company may be favorably or unfavorably affected to the extent the U.S. dollar weakens or strengthens versus the applicable corresponding foreign currency. The Company currently does not generally enter into hedging programs in an attempt to mitigate the fluctuations against the U.S. dollar.

     The Company acquired Thames Packaging Equipment Company, Ltd. ("Thames") in April of 1999, and purchased certain assets of Concorde Tool Corporation ("Concorde") in June of 1999. In May 2000 the Company acquired certain assets of Premier Drywall Tool Company ("Premier"). The results of the acquired operations are reflected in the following financial discussion after the dates of their respective acquisitions in the Fischbein business unit for Thames and in the Ames business unit for Concorde and Premier.

     During the periods discussed below, except as may be noted, inflation and changing prices have not had, and are not expected to have a material impact on the Company's net revenues or its income from operations.

RESULTS OF OPERATIONS

     The table below summarizes the results of operations of the Company for the three month periods ending on the dates indicated (in thousand $):


                                                          June 30, 2000         June 30, 1999
                                                        -----------------     -----------------

Net revenues

Ames net revenues                                       $16,395     45.0%     $14,270     43.2%
Nestaway net revenues                                    12,513     34.4       10,722     32.4
Fischbein net revenues                                    7,509     20.6        8,063     24.4
                                                        -------    -----      -------    -----

      Total net revenues                                 36,417    100.0%      33,055    100.0%

Cost of revenues (1)                                     18,941     52.0%      17,488     52.9%
                                                        -------    -----      -------    -----

Gross profit (1)                                         17,476     48.0%      15,567     47.1%

Selling, general, administrative expenses (1)             7,438     20.4%       7,244     21.9%
                                                        -------    -----      -------    -----

EBITDA before other expense (income) (2)                 10,038     27.6%       8,323     25.2%

Depreciation and amortization                             1,965      5.4%       1,845      5.6%
                                                        -------    -----      -------    -----

Income from operations                                    8,073     22.2%       6,478     19.6%

Interest expense                                          3,577      9.8        3,574     10.8
Other expense (income)                                      (75)    (0.2)        (182)    (0.5)
                                                        -------    -----      -------    -----

Income before income taxes                                4,571     12.6%       3,086      9.3%

Provision for income taxes                                2,091      5.8        1,484      4.5
                                                        -------    -----      -------    -----

Net income                                              $ 2,480      6.8%     $ 1,602      4.8%
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

RESULTS OF OPERATIONS

  The table below summarizes the results of operations of the Company for the six month periods ending on the dates indicated (in thousand $):


                                                          June 30, 2000         June 30, 1999
                                                        -----------------     -----------------

Net revenues

Ames net revenues                                       $32,677     46.0%     $27,646     43.1%
Nestaway net revenues                                    23,770     33.5       21,709     33.8
Fischbein net revenues                                   14,534     20.5       14,857     23.1
                                                        -------    -----      -------    -----

      Total net revenues                                 70,981    100.0%      64,212    100.0%

Cost of revenues (1)                                     36,493     51.4%      34,233     53.3%
                                                        -------    -----      -------    -----

Gross profit (1)                                         34,488     48.6%      29,979     46.7%

Selling, general, administrative expenses (1)            15,335     21.6%      14,084     21.9%
                                                        -------    -----      -------    -----

EBITDA before other expense (income) (2)                 19,153     27.0%      15,895     24.8%

Depreciation and amortization                             3,937      5.5%       3,675      5.7%
                                                        -------    -----      -------    -----

Income from operations                                   15,216     21.5%      12,220     19.1%

Interest expense                                          7,116     10.0        7,125     11.1
Other expense (income)                                     (116)     (.1)         (34)     0.0
                                                        -------    -----      -------    -----

Income before income taxes                                8,216     11.6%       5,129      8.0%

Provision for income taxes                                3,708      5.2        2,535      4.0
                                                        -------    -----      -------    -----

Net income                                              $ 4,508      6.4%     $ 2,594      4.0%
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

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999.

    NET REVENUES. Net revenues increased $3,362,000, or 10.2%, to $36,417,000 in the three month period ended June 30, 2000 from $33,055,000 in the three month period ended June 30, 1999. Net revenues improved primarily due to increased rentals of ATF tools and sales of drywall related merchandise and dishwasher racks which were partially offset by a decrease in sales of bag closing equipment.

    Ames' net revenues increased $2,125,000, or 14.9%, to $16,395,000 in the three month period ended June 30, 2000 from $14,270,000 in the three month period ended June 30, 1999. The increase was primarily the result of increased rental revenues due to both an increase in the number of tools on rent and a rental price increase and sales of drywall related merchandise at company-managed distribution outlets. Revenues generated from the sale of ATF tools also improved in part due to the acquisition of Concorde Tool Corporation in June 1999.

    Nestaway's net revenues increased $1,791,000, or 16.7%, to $12,513,000 in the three month period ended June 30, 2000 from $10,722,000 in the three month period ended June 30, 1999. Revenue growth was primarily attributable to increased sales of dishwasher racks to OEMs. (See also managements discussion for the six months ended June 30, 2000.)

    Fischbein's net revenues decreased $554,000, or 6.8%, to $7,509,000 in the three month period ended June 30, 2000 from $8,063,000 in the three month period ended June 30, 1999. The decrease was primarily due to a decline in domestic bag closing equipment revenues due to economic conditions impacting certain market segments, particularly agricultural. Material handling equipment revenues increased over the prior year by 23.2% due to strong conveyor sales.

    GROSS PROFIT EXCLUDING DEPRECIATION AND AMORTIZATION. Gross profit excluding depreciation and amortization increased $1,909,000, or 12.3%, to $17,476,000 in the three month period ended June 30, 2000, from $15,567,000 in the three month period ended June 30, 1999. The increase in gross profit was primarily attributable to the net revenue increase discussed above. Gross profit without depreciation and amortization as a percentage of net revenues increased .9% to 48.0% from 47.1%.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION. Selling, general and administrative expenses ("SG&A") excluding depreciation and amortization increased $194,000, or 2.7%, to $7,438,000 in the three month period ended June 30, 2000 from $7,244,000 in the three month period ended June 30, 1999. SG&A growth was primarily attributable to increased selling expenses related to Ames' efforts to take advantage of market opportunities related to strong housing starts and continued emphasis on expanded marketing programs. Bad debt expense, incurred principally at Ames, increased $509,000 over the prior year. The increase was offset in part, by decreases in professional services, and in 1999 the Company recorded a nonrecurring charge related to the relocation of its corporate office to Houston of $220,000.

    EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $1,715,000, or 20.6%, to $10,038,000 for the three month period ending June 30, 2000 from $8,323,000 for the three month period ending June 30, 1999. The increase was primarily attributable to the revenue and gross profit margin growth discussed in the preceding paragraphs.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $120,000, or 6.5%, to $1,965,000 in the three month period ended June 30, 2000 from $1,845,000 in the three month period ended June 30, 1999 due primarily to the impact of acquisitions and capital expenditures.

    INTEREST EXPENSE. Interest expense increased $3,000 to $3,577,000 in the three month period ended June 30, 2000 from $3,574,000 in the three month period ended June 30, 1999. The increase is attributable to higher interest rates on the Company's variable rate debt and increased amortization of capitalized financing costs which offset the impact of lower debt levels.

    OTHER INCOME AND EXPENSE. Other income was $75,000 in the three month period ended June 30, 2000 compared to other income of $182,000 in the three month period ended June 30, 1999. Other income in 1999 included a gain recognized on the life insurance policies insuring a former executive of the Company. The Company recorded higher interest income in 2000 due to increased cash balances and interest rates.

    INCOME TAXES AND NET INCOME. The effective tax rate was 45.7% in the three month period ended June 30, 2000 compared to 48.1% in the three month period ended June 30, 1999. Net income increased $878,000, or 54.8%, to $2,480,000 for the three month period ended June 30, 2000, from $1,602,000 for the three month period ended June 30, 1999.

SIX MONTH ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

    NET REVENUES. Net revenues increased $6,769,000, or 10.5%, to $70,981,000 in the six-month period ended June 30, 2000 from $64,212,000 in the six month period ended June 30, 1999. The increase in net revenues was a result of increased rentals and sales of ATF tools, increased sales of dishwasher racks and rack components, and the impact of acquisitions.

    Ames' net revenues increased $5,031,000, or 18.2%, to $32,677,000 in the six month period ended June 30, 2000 from $27,646,000 in the six month period ended June 30, 1999. The increase was primarily the result of an increase in both price and volume of rented ATF tools and an increase in sales of ATF tools partially due to an order backlog from the fourth quarter of 1999 and the acquisition of Concorde. Ames benefited from the strength of the U.S. housing market.

    Nestaway's net revenues increased $2,061,000, or 9.5%, to $23,770,000 in the six month period ended June 30, 2000 from $21,709,000 in the six month period ended June 30, 1999. The revenue increase was primarily attributable to sales of dishwasher racks and rack components which offset reduced revenues from other formed wire products.

    A non-dishwasher rack customer of Nestaway's recently terminated its obligation to purchase certain formed wire products from the Company after July 2000. Revenues will likely continue through a portion of the third quarter though at diminishing volumes. Sales of these formed wire products to this customer represented approximately $10.1 million in revenue in 1999 and approximately $4.3 million in the first half of 2000. The Company is undertaking efforts to replace the revenues represented by this customer, though there can be no assurance that revenues or profitability achieved will equal those received from this customer, nor as to when any such revenues will be generated.

    Fischbein's net revenues decreased $323,000, or 2.2%, to $14,534,000 in the six month period ended June 30, 2000 from $14,857,000 in the six month period ended June 30, 1999. Bag closing equipment revenues declined 3.9% primarily due to reduced revenues domestically as a result of economic conditions impacting certain market segments, particularly agricultural. Bag closing revenues improved in Europe with revenue growth from Thames acquired in April 1999. Flexible material handling sales grew 3.5%.

    GROSS PROFIT EXCLUDING DEPRECIATION AND AMORTIZATION. Gross profit excluding depreciation and amortization increased $4,509,000, or 15.0%, to $34,488,000 in the six month period ended June 30, 2000 from $29,979,000 in the six month period ended June 30, 1999. The increase in gross profit was primarily attributable to the net revenue increase discussed above. Gross profit without depreciation and amortization as a percentage of net revenues improved to 48.6% from 46.7%. This was the combined result of improved business mix with continued revenue growth occurring at the Company's most profitable business unit, cost improvements and product mix.

    Ames' profit margins grew at a rate in excess of the revenue growth rate with gross profits as a percentage of revenues improving due to growth occurring in higher margin revenue components, ATF rentals and sales, and efficiency improvements in the service center operations. Fischbein's profit margins also improved primarily due to the contribution of an acquisition whose product line generates higher margins as well as cost reductions from production efficiencies.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES EXCLUDING DEPRECIATION AND AMORTIZATION. Selling, general and administrative expenses ("SG&A") excluding depreciation and amortization increased $1,251,000, or 8.9%, to $15,335,000 in the six month period ended June 30, 2000 from $14,084,000 in the six month period ended June 30, 1999. SG&A growth was primarily attributable to increased selling expenses related to Ames' efforts to take advantage of market opportunities related to strong housing starts and continued emphasis on expanded marketing programs. Ames is the most marketing intensive of the Company's three business units; consequently revenue growth is expected to be accompanied with higher levels of SG&A expense. Among those expenses which increased at Ames were higher levels of bad debt, in part due to reserves for potential future losses for billings of tools not returned which billings are included in revenues, and advertising and promotional expenses. The Company's SG&A expenses also increased as a result of the acquisition of Thames.

    EBITDA. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased $3,258,000, or 20.5% to $19,153,000 for the six month period ending June 30, 2000 from $15,895,000 for the six month period ending June 30, 1999. The increase was primarily attributable to the revenue and gross profit margin growth discussed in the preceding paragraphs.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $262,000 or 7.1%, to $3,937,000 in the six month period ended June 30, 2000 from $3,675,000 in the six month period ended June 30, 1999. This was primarily attributable to an increase in goodwill amortization and depreciation as a result of acquisitions and capital expenditures.

    INTEREST EXPENSE. Interest expense decreased $9,000 to $7,116,000 in the six month period ended June 30, 2000 from $7,125,000 in the six month period ended June 30, 1999. The decrease was the result of reduced levels of debt which was partially offset by higher interest rates on the Company's variable rate debt and additional amortization of deferred financing costs.

    OTHER EXPENSE. Other income was $116,000 in the six month period ended June 30, 2000 compared to other income of $34,000 in the six month period ended June 30, 1999. The Company recorded a gain in the current year as a result of a negotiated lump sum distribution of deferred compensation benefits to the beneficiary of a former executive of the Company. The original agreement executed in 1980 had provided for benefits to be paid upon the death of the former executive over a ten-year period. The Company also noted an improvement in interest income.

    INCOME TAXES AND NET INCOME. The effective tax rate was 45.1% in the six month period ended June 30, 2000 compared to 49.4% in the six month period ended June 30, 1999. The lower effective rate resulted from the lessened impact of nondeductible expenses, primarily the amortization of goodwill from the 1998 acquisition of the Company on the effective tax rate. Net income increased $1,914,000, or 73.8% to $4,508,000 in 2000 from $2,594,000 in the six month period ended June 30, 1999 as a result of the items discussed in the preceding paragraphs.


LIQUIDITY AND CAPITAL RESOURCES

    The Company generated cash from operating activities of $5,602,000 in the six month period ended June 30, 2000 compared to $7,742,000 in the six month period ended June 30, 1999 and had cash on hand of $6,887,000 at June 30, 2000. The reduction in cash from operating activities was in part due to a negotiated lump sum distribution settlement of $780,000 to the beneficiary of a former executive pursuant to an employment agreement entered into in 1980. Under the employment agreement, the Company, had it not negotiated the lump sum payment, was required to pay the designee of the former executive an annual payment equal to 40% of his final salary, as defined in the agreement, for a 10-year period upon the former executive's death. The Company had previously purchased life insurance policies on this and other former executives with similar agreements and received proceeds from the related policies in May 1999 upon the death of the former executive. The Company also experienced an increase in working capital as discussed below.

    At June 30, 2000, the Company had working capital of $23,279,000 compared to working capital of $17,445,000 at December 31, 1999. The increase in working capital was primarily due to a reduction in accrued liabilities partially due to the distribution settlement discussed above, and an increase in inventory. The inventory increase was primarily attributable to an increase in parts at Ames' service centers in response to increased ATF rentals and the Premier acquisition, and due to order activity and product mix at Fischbein. These increases were partially offset by a reduction in cash.

    Interest payments on the Notes and under the Bank Credit Agreement and amortization of the Term Loan represent significant obligations of the Company. The Company's remaining liquidity demands relate to capital expenditures and working capital needs. For the six months ended June 30, 2000, the Company spent $1,375,000 on capital projects. The Company projects capital expenditures of approximately $7.0 million in 2000, although this amount is subject to change based on numerous factors.

    The Company's primary sources of liquidity are cash flows from operations and borrowings under the Bank Credit Agreement. The Revolving Credit Facility provides the Company with $15,000,000 of borrowings, subject to availability under the borrowing base. As a result of outstanding letters of credit, the Company had $14,815,000 in availability. The Company had no borrowings outstanding on its Revolving Credit Facility at June 30, 2000. The Acquisition Facility provides the Company with $25,000,000 of borrowings, subject to customary conditions, of which $18,000,000 was available at June 30,

2000. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments. However, the Company's capital requirements may change, particularly if the Company should complete any material acquisitions or be required to install additional capacity to meet the requirements of current and new customers. The management of the Company continues to evaluate its business and organizational structure on an ongoing basis to determine actions it believes to be in the best interests of the Company and its stockholders. This includes the frequent consideration of acquisitions which may or may not be synergistic with the Company. Financing such acquisitions may require advances from the Company's Acquisition Facility. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

    In May 2000, the Company acquired certain assets of Premier Drywall Tool Company, Inc. for approximately $4.1 million of which $.4 million, subject to adjustment pursuant to the agreement, is payable 90 days after closing. The acquisition of these assets was funded through a borrowing from the Company's Acquisition Facility of $4.0 million.

ACCOUNTING CHANGES

    In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets of liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset of liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts, either to hedge existing risks or for speculative purposes. Accordingly, management does not expect implementation of this standard to affect its financial position or results of operations.

SUBSEQUENT EVENT

    AXIA Group, Inc. and Cortec Group Fund III, L.P. announced on July 21, 2000 that they have signed a definitive agreement for an affiliate of Cortec to acquire AXIA Group. Terms of the agreement are not being disclosed. Closing of the sale is expected in late August.

    In connection with the transaction, AXIA Incorporated, a wholly-owned subsidiary of AXIA Group, Inc., announced that it would conduct an offer to purchase and consent solicitation for its outstanding 10 3/4% Senior Subordinated Notes.

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

    The Company may also make claims against the warranty fund of the escrow fund for breach of certain representations and warranties in the Merger Agreement regarding other environmental matters, subject to a specified threshold and deductible.

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

                              None.

Item 5. Other Information.

                              None.

Item 6. Exhibits and Reports on Form 8-K.

    The Company filed a report on form 8-K on July 24, 2000 announcing the purchase agreement between Cortec Group Fund III and AXIA Group, Inc., as discussed in Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Subsequent Event.

   a) Exhibits

 EXHIBIT NO.                     DESCRIPTION
 -----------                     -----------

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


                                    AXIA INCORPORATED



Date: August 11, 2000               /s/ Lyle J. Feye
                                    ----------------
                                    Lyle J. Feye
                                    Vice President Finance, Treasurer,
                                    Chief Financial Officer